Form 10-K
period 2024-12-31
Braemar Hotels & Resorts Inc.
filed 2025-03-12
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
As of June 30, 2024, the aggregate market value of 64,493,121 shares of the registrant’s common stock held by non-affiliates was approximately $164,457,459.
As of March 10, 2025, the registrant had 67,046,523 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2024

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that leased during 2024 our two hotels held in a consolidated joint venture and are wholly owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or “our advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Hospitality” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, a hotel management company and a subsidiary of Ashford Inc.
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
•uncertainty in the business sector and market volatility ;
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war and changes to tariffs or trade policies;
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
PART I
Item 1. Business
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average RevPAR was approximately $199 for the year ended December 31, 2024. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 10, 2025, we owned interests in 15 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly and the remaining hotel property through an investment in a majority-owned consolidated joint venture entity.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC” or the “Advisor”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. Asset management functions include acquisition, renovation, financing and disposition of assets, operational accountability of managers, budget review, capital expenditures and property-level strategies as compared to the day-to-day management of our hotel properties, which is performed by our hotel managers. We do not have any employees. All of the advisory services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Hospitality, a subsidiary of Ashford Inc., manages four of our 15 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology, broker-dealer services, and cash management services. See note 17 to our consolidated financial statements.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of December 31, 2024, holds a controlling interest in Ashford Inc. As of December 31, 2024, the Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 46.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,395,281 shares of Ashford Inc. common stock, which if converted as of December 31, 2024 would have increased the Bennetts’ ownership interest in Ashford Inc. to 84.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Ashford Inc. has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and, on July 29, 2024, effected a reverse and forward stock split as part of a plan to deregister Ashford Inc.’s common stock under the Exchange Act and delist its common stock from the NYSE American LLC (the “NYSE American”). The last day of trading of Ashford Inc. common stock on the NYSE American was July 26, 2024.
As of December 31, 2024, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,056,996 shares of our common stock and common units (including long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.1% ownership in the Company.
Our Investment and Growth Strategies
Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow to maximize total returns to our stockholders. To achieve our objectives, we pursue the following strategies:
Focused Investment Strategy. Our strategy is to invest in premium-branded and high-quality independent luxury hotels and resorts that are anticipated to generate RevPAR at least twice the average RevPAR for the U.S. lodging industry, as determined by STR, LLC and are located predominantly in the United States and its territories.
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
Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset-manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management includes working with the hotel managers and holding them accountable to drive top line and bottom-line operating performances. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also monitors hotel operating expenses. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost-cutting initiatives. Ashford LLC also evaluates and proposes strategies to improve the sales, marketing and revenue management efforts of the property manager as well as its ability to drive ancillary hotel revenues (e.g., spa, food and beverage, parking, and Internet). Further, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and hotel management agreement terms. Finally, Ashford LLC participates in brand advisory committee and industry advocacy association meetings to provide feedback and input on new hotel brand and industry initiatives.
Disciplined Capital Allocation Strategy. We intend to pursue a disciplined capital allocation strategy for the acquisition, operation, disposition and financing of assets in our portfolio and those that we may acquire in the future. Ashford LLC utilizes its extensive industry experience and capital markets expertise to influence the timing of capital deployment and recycling, and we may selectively sell hotel properties that are no longer consistent with our investment strategy or as to which returns appear to have been maximized. To the extent we sell hotel properties, we generally intend to redeploy the capital into investment opportunities that we believe will achieve higher returns, repay debt, or buy back our common stock or other securities.
Our Hotels
As of March 10, 2025, we own interests in a high-quality, geographically diverse portfolio of 15 hotel properties located in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands. Our properties have 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the 15 hotel properties in our portfolio operate under brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Management US Inc. (“Accor”), one is managed by Hyatt Corporation (“Hyatt”), one is managed by Four Seasons Hotels Limited (“Four Seasons”) and four hotel properties are managed by Remington Hospitality. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” For the year ended December 31, 2024, approximately 75% of rooms revenue was generated by transient business, approximately 23% was generated by group sales and 2% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2024:

				Year Ended December 31, 2024
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel Net Income	Hotel EBITDA (1)
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	53.76%	$888.24	$477.54	$(452)	$23,286
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	62.46%	580.22	362.38	13,728	21,924
The Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	63.79%	1,071.81	683.69	9,312	20,620
The Ritz-Carlton Reserve Dorado Beach (4)	Puerto Rico	96	100%	57.54%	2,239.48	1,288.64	5,762	19,138
Capital Hilton	Washington, D.C.	559	75%	78.64%	262.26	206.23	(5,023)	18,957
Marriott Seattle Waterfront	Seattle, WA	369	100%	72.96%	307.67	224.48	6,172	13,996
Pier House Resort & Spa	Key West, FL	142	100%	71.36%	621.36	443.41	6,903	13,604
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	56.51%	602.93	340.71	1,200	12,092
The Notary Hotel	Philadelphia, PA	499	100%	66.99%	234.09	156.83	6,009	11,949
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	72.54%	253.68	184.01	1,178	5,742
The Clancy	San Francisco, CA	410	100%	66.29%	301.79	200.05	(2,607)	5,733
The Ritz-Carlton Lake Tahoe (2)	Truckee, CA	170	100%	52.16%	761.68	397.33	(9,085)	5,087
Bardessono Hotel and Spa (3)	Yountville, CA	65	100%	60.96%	1,016.30	619.52	876	4,436
Hotel Yountville	Yountville, CA	80	100%	59.76%	648.50	387.53	1,875	3,954
Cameo Beverly Hills	Los Angeles, CA	143	100%	66.95%	274.33	183.67	(5,778)	(1,485)
Total / Weighted Average (5)		3,807		67.00%	$465.21	$311.68	$30,070	$179,033
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Hotel EBITDA by property. We own the Capital Hilton in a joint venture. The Hilton La Jolla Torrey Pines, which was also part of the joint venture, was sold on July 17, 2024. The operating results of the Hilton La Jolla Torrey Pines, including $9.1 million of hotel EBITDA, is excluded from the table above. The Hotel EBITDA represents the total amount for each hotel during our period of ownership, not our pro rata amount based on our ownership percentage.
(2)    The above information, excluding Hotel net income and Hotel EBITDA, does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(3)    Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.
(4)    The above information, excluding Hotel net income and Hotel EBITDA, does not include the operations of the voluntary rental program with respect to the residential units not owned by the Company.
(5)    Calculated on a portfolio basis for the 15 hotel properties in our portfolio as of December 31, 2024.

Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 559 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $109.2 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which has included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
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
Operating History. The following table shows certain historical information regarding the Capital Hilton since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	559	550	550
Occupancy	78.6%	72.9%	65.2%
ADR	$262.26	$250.11	$228.36
RevPAR	$206.23	$182.39	$148.82
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$65,134	$57,716	$45,113
Rooms Revenue	42,164	36,615	29,877
Hotel net income	(5,023)	4,934	1,125
Hotel net income margin	(7.7)%	8.5%	2.5%
Hotel EBITDA(1)	18,957	15,427	10,174
Hotel EBITDA Margin (1)	29.1%	26.7%	22.6%
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
Marriott Seattle Waterfront, Seattle, Washington
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Marriott Seattle Waterfront. The hotel opened in 2003 and is comprised of 362 guest rooms and 7 suites, including 240 king rooms and 129 queen/queen rooms. About half of the hotel’s guest rooms have water views overlooking Elliott Bay with the remaining guest rooms having partial water views. Approximately $35.2 million has been spent on capital expenditures since the acquisition of the hotel in 2007. Capital improvements in 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guest rooms. A transformative guest room and corridor renovation occurred in 2022 which included case goods, flooring, wall covering, soft goods, lighting, and bathrooms and added 8 new keys.

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
Operating History. The following table shows certain historical information regarding the Marriott Seattle Waterfront since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	369	369	361
Occupancy	73.0%	70.7%	56.9%
ADR	$307.67	$298.39	$286.14
RevPAR	$224.48	$210.94	$162.75
Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Seattle Waterfront since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$38,776	$34,629	$26,385
Rooms Revenue	30,317	28,410	21,445
Hotel net income	6,172	5,471	3,790
Hotel net income margin	15.9%	15.8%	14.4%
Hotel EBITDA (1)	13,996	12,816	9,217
Hotel EBITDA Margin (1)	36.1%	37.0%	34.9%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Clancy, San Francisco, California
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in The Clancy. The hotel opened in 2001 and is comprised of 410 guest rooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $77.6 million has been spent on capital expenditures since the acquisition of the hotel in 2007, which included a restaurant renovation, a guest room soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed guest room renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury provide travelers with an intriguing and unique experience.
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
•    Food and Beverage: The transformed food and beverage outlets at The Clancy include completely reconfigured spaces to meet the requirements of today’s discerning traveler. The Seven Square Tap Room, serves as the main dining option for the property and seats 118. The dining area seats 78. The bar and lounge area seats six at the bar and 34 in the lounge. The Lobby Lounge is configured with a bar, couches, small tables and a community table, seats 43 guests including 10 at the bar, 10 at the community table and 23 in various other seating configurations. The Radiator Coffee Salon, open for breakfast and light lunches, seats 35 patrons at tables and stadium style seating. An exterior sales window allows the outlet to capture business from local residents and office commuters. Two exterior venues are available for both group and transient guests: the original outdoor courtyard, renamed Block 9 and a completely new space, the Parklet. Block 9 includes a fire pit and has been redesigned to be flexible enough to offer overflow seating for the Lobby Lounge and for private receptions. Total seating in Block 9 encompasses 56 seats in lounge, table and stadium seating configurations. The Parklet is completely covered and can be used for small receptions and outdoor seating.
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
Operating History. The following table shows certain historical information regarding The Clancy since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	410	410	410
Occupancy	66.3%	70.8%	70.1%
ADR	$301.79	$309.19	$298.91
RevPAR	$200.05	$218.95	$209.38
Selected Financial Information. The following tables show certain selected financial information regarding The Clancy since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$36,389	$38,754	$36,163
Rooms Revenue	30,020	32,767	31,334
Hotel net income	(2,607)	(462)	(2,872)
Hotel net income margin	(7.2)%	(1.2)%	(7.9)%
Hotel EBITDA (1)	5,733	9,276	8,354
Hotel EBITDA Margin (1)	15.8%	23.9%	23.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.

The Notary Hotel, Philadelphia, Pennsylvania
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two parlor suites. Approximately $62.8 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
On July 17, 2019, we announced the opening of The Notary Hotel. Listed on the National Register of Historic Places, the former Courtyard by Marriott Philadelphia Downtown underwent a rebranding and renovation in excess of $20 million to create The Notary Hotel. Improvements included a complete renovation of the guest rooms, guest corridors and lobby. Additionally the restaurant was renovated and repositioned as an upscale tapas bar.
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
Operating History. The following table shows certain historical information regarding The Notary Hotel since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	499	499	499
Occupancy	67.0%	62.4%	55.9%
ADR	$234.09	$230.59	$218.34
RevPAR	$156.83	$143.97	$122.10
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$36,455	$33,117	$27,536
Rooms Revenue	28,642	26,222	22,237
Hotel net income	6,009	2,071	(505)
Hotel net income margin	16.5%	6.3%	(1.8)%
Hotel EBITDA(1)	11,949	10,317	7,673
Hotel EBITDA Margin (1)	32.8%	31.2%	27.9%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Magnificent Mile, Chicago, Illinois
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $21.3 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018. A refresh of the lobby space was completed in February 2023.

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
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Magnificent Mile since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	415	415	415
Occupancy	72.5%	70.3%	65.4%
ADR	$253.68	$239.57	$250.78
RevPAR	$184.01	$168.42	$163.92
Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Magnificent Mile since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$37,568	$33,917	$33,635
Rooms Revenue	27,949	25,512	24,829
Hotel net income	1,178	3,392	2,226
Hotel net income margin	3.1%	10.0%	6.6%
Hotel EBITDA(1)	5,742	8,183	8,288
Hotel EBITDA Margin(1)	15.3%	24.1%	24.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Pier House Resort & Spa, Key West, Florida
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort & Spa from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $17.6 million has been spent on capital expenditures since the acquisition of the hotel, which included spa, fitness center and guest rooms refresh renovations.
The hotel is located on a six-acre parcel in Key West, Florida. In addition to its secluded private beach, the hotel is well-situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
Additional property highlights include:
•    Meeting Space: Approximately 2,600 square feet of conference space and 2,000 square feet of wedding space overlooking the Gulf of America.
•    Food and Beverage: The Pier House Resort & Spa provides an al fresco beach bar, the 152-seat One Duval Restaurant as well as the 18-seat Chart Room.
•    Other Amenities: The hotel has a full-service spa, a private beach, a heated outdoor pool and a private dock for charter pick-ups.

Location and Access. The hotel is located on a six-acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of America. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West International Airport is approximately four miles from the property. The Marathon and Miami airports are all within driving distance.
Operating History. The following table shows certain historical information regarding the Pier House Resort & Spa since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	142	142	142
Occupancy	71.4%	72.7%	74.8%
ADR	$621.36	$641.70	$707.12
RevPAR	$443.41	$466.29	$529.03
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort & Spa since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$29,880	$30,641	$34,104
Rooms Revenue	23,045	24,168	27,419
Hotel net income	6,903	6,799	12,377
Hotel net income margin	23.1%	22.2%	36.3%
Hotel EBITDA(1)	13,604	15,011	18,115
Hotel EBITDA Margin (1)	45.5%	49.0%	53.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Bardessono Hotel and Spa, Yountville, California
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel and Spa was built in 2009 and has 65 luxurious rooms and suites built and operated with a primary focus on green practices and is LEED Platinum certified. In 2016 the meeting space was renovated. In 2019 we completed construction of a 3,705 square foot Maple Grove Villa, which consists of three large suites, each of which boasts a distinctive great room, stately king bedroom, spa bathroom, courtyard and plunge pool. Approximately $12.2 million has been spent on capital expenditures since the acquisition of the hotel in July 2015.
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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel and Spa since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	65	65	65
Occupancy	61.0%	66.2%	64.0%
ADR	$1,016.30	$1,045.70	$1,257.56
RevPAR	$619.52	$692.48	$804.31
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel and Spa since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$20,140	$22,159	$25,259
Rooms Revenue	14,738	16,429	19,082
Hotel net income	876	1,428	4,488
Hotel net income margin	4.3%	6.4%	17.8%
Hotel EBITDA (1)	4,436	6,067	9,127
Hotel EBITDA Margin (1)	22.0%	27.4%	36.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in The Ritz-Carlton St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites, all featuring a spacious private balcony with ocean or resort views. Approximately $123.7 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment was primarily focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma.
Additional property highlights include:
•    Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.
•    Food and Beverage: The property features (i) the 163 seat Bleuwater Restaurant; (ii) Alloro, a 100-seat Italian restaurant; (iii) Sails, a 155-seat beachside restaurant and bar; and (iv) Coconut Cove, a second beachside 118-seat restaurant, on the grounds of the adjacent Ritz-Carlton Destination Club. A fresh service market, Southwind, opened in 2020, serving coffee, sandwiches, ice cream and other light fare.
•    Other Amenities: The resort offers a beachfront infinity-edge pool, as well as a children’s pool and hot tub, a 7,500 square foot full-service award-winning spa, a 2,000 square foot fitness center, the Topgolf Swing Suite and the Ritz Kids Club.
Location and Access. The hotel is located on 30 oceanfront acres along Great Bay, St. Thomas, U.S. Virgin Islands. It is 1.6 miles from Urman Victor Fredericks Marine Terminal in Red Hook and 11 miles from Cyril E. King Airport.
Operating History. The following table shows certain historical information regarding The Ritz-Carlton St. Thomas since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	180	180	180
Occupancy	63.8%	66.4%	73.8%
ADR	$1,071.81	$1,099.14	$1,204.88
RevPAR	$683.69	$730.15	$889.30

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton St. Thomas since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$74,375	$75,394	$87,654
Rooms Revenue	45,042	47,971	58,426
Hotel net income	9,312	8,322	18,920
Hotel net income margin	12.5%	11.0%	21.6%
Hotel EBITDA (1)	20,620	22,628	30,137
Hotel EBITDA Margin (1)	27.7%	30.0%	34.4%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, Colorado
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado. In December 2022, we acquired three additional keys that were added to inventory in February 2023, bringing the total hotel room count to 193. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek Resort & Spa is an integral part of the Beaver Creek Village as the only full-service hotel with direct ski-in/ski-out access. The Park Hyatt Beaver Creek Resort & Spa was built in 1989 and has 193 luxurious and spacious rooms, including 83 king rooms, 67 double/double rooms, 20 double/queen rooms, 19 suites and four suite parlors. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market. The fitness center and meeting space located within the hotel footprint were renovated in 2023. Approximately $31.5 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
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
•    Other Amenities: The resort offers an array of amenities, including the award-winning 30,000 square foot Exhale Spa, a heated outdoor pool and five outdoor hot tubs, 24-hour state-of-the-art fitness club, ski valet service, outdoor fire pits, guest access to two private championship golf courses and the Beaver Creek Tennis Center. The property also features over 18,800 square feet of highly visible retail space in the heart of Beaver Creek.
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
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek Resort & Spa since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	193	193	190
Occupancy	56.5%	55.8%	60.6%
ADR	$602.93	$645.73	$601.05
RevPAR	$340.71	$360.35	$364.13

Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek Resort & Spa since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$47,907	$49,335	$50,615
Rooms Revenue	24,067	25,351	25,253
Hotel net income	1,200	1,088	5,668
Hotel net income margin	2.5%	2.2%	11.2%
Hotel EBITDA(1)	12,092	12,273	13,620
Hotel EBITDA Margin (1)	25.2%	24.9%	26.9%
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
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	80	80	80
Occupancy	59.8%	60.8%	54.1%
ADR	$648.50	$694.51	$906.82
RevPAR	$387.53	$422.10	$490.21

Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$14,711	$15,296	$17,194
Rooms Revenue	11,347	12,325	14,314
Hotel net income	1,875	871	2,547
Hotel net income margin	12.7%	5.7%	14.8%
Hotel EBITDA (1)	3,954	4,915	6,958
Hotel EBITDA Margin (1)	26.9%	32.1%	40.5%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Sarasota, Florida
On April 4, 2018, we acquired a 100% interest in The Ritz-Carlton Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $37.3 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
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
Additional property highlights include:
•    Meeting Space: The property has a 26,000-square-foot conference center, outdoor venues for up to 1,200 guests as well as venues overlooking the Gulf of America.
•    Food and Beverage: The property features five different restaurants, including the nautically inspired Jack Dusty and Ridley’s Porch, the relaxed beachfront Lido key Tiki Bar, Rufa, as well as the Golf Club Grille overlooking the entire golf course.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Sarasota since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	276	276	276
Occupancy	62.5%	63.0%	74.5%
ADR	$580.22	$587.54	$617.66
RevPAR	$362.38	$370.04	$459.97

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Sarasota since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$86,764	$85,520	$98,364
Rooms Revenue	36,607	37,278	46,210
Hotel net income	13,728	11,171	17,641
Hotel net income margin	15.8%	13.1%	17.9%
Hotel EBITDA (1)	21,924	22,381	30,377
Hotel EBITDA Margin (1)	25.3%	26.2%	30.9%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Lake Tahoe, California
On January 15, 2019, we acquired a 100% interest in the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California for $120.0 million. Approximately $44.1 million has been spent on capital expenditures since the acquisition of the hotel in January 2019. In 2023, the guestrooms were completely renovated and the Alpine Exchange, a new retail shop and market, was added to the lobby as a new amenity. In 2024, further capital investments were made to enhance the meeting space, fitness center, Manzanita restaurant and The Living Room.
The Ritz-Carlton Lake Tahoe was built in 2009 and has 170 luxurious and spacious rooms, including 17 suites. The resort also offers an array of amenities, including ski-in/ski-out access to Northstar Ski Mountain, the ultra-luxury Lake Club on the shore of Lake Tahoe, a 17,000 square foot full-service spa, six food and beverage outlets, including the acclaimed Manzanita restaurant, over 37,000 square feet of flexible indoor/outdoor meeting space, two outdoor pools and state-of-the-art fitness club and yoga studio.
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
•    Other Amenities: The property offers 170 luxurious guest rooms and suites with in-room gas fireplaces and floor-to-ceiling windows, a 17,000 square foot slope-side spa with treatments themed around nature, the Ritz Kids children’s program, the Alpine Exchange retail shop and two Topgolf Swing Suites, two private firepits for an exclusive mountain experience and three Alpine-inspired luxury cabanas.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Lake Tahoe since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	170	170	170
Occupancy	52.2%	50.7%	56.2%
ADR	$761.68	$731.00	$837.16
RevPAR	$397.33	$370.79	$470.61
__________________
The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Lake Tahoe since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$48,764	$50,282	$52,561
Rooms Revenue (1)	26,612	23,008	26,334
Hotel net income	(9,085)	(4,690)	5,020
Hotel net income margin	(18.6)%	(9.3)%	9.6%
Hotel EBITDA (2)	5,087	6,082	11,383
Hotel EBITDA Margin (2)	10.4%	12.1%	21.7%
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
Cameo Beverly Hills, Beverly Hills, California
On August 5, 2021, the Company acquired a 100% interest in the 138-room Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five luxury residences adjacent to the hotel. Approximately $5.3 million has been spent on capital expenditures since the acquisition.
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
Additional property highlights include:
•    Meeting Space: The property has over 24,000 sq. ft. of flexible indoor/outdoor meeting space. The 12th floor ballroom features unparalleled 360-degree panoramic views of Beverly Hills.
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
Operating History. The following table shows certain historical information regarding Cameo Beverly Hills since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	143	143	143
Occupancy	67.0%	72.8%	74.3%
ADR	$274.33	$308.71	$347.57
RevPAR	$183.67	$224.69	$258.10

Selected Financial Information. The following table shows certain selected financial information regarding Cameo Beverly Hills since 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$13,139	$16,113	$19,484
Rooms Revenue	9,613	11,727	13,472
Hotel net income	(5,778)	(4,222)	(1,390)
Hotel net income margin	(44.0)%	(26.2)%	(7.1)%
Hotel EBITDA (1)	(1,485)	987	3,157
Hotel EBITDA Margin (1)	(11.3)%	6.1%	16.2%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton Reserve, Dorado, Puerto Rico
On March 11, 2022, the Company acquired a 100% interest in the 96-room Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Approximately $8.3 million has been spent on capital expenditures since the acquisition.
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
Operating History. The following table shows certain historical information regarding Ritz-Carlton Reserve Dorado Beach since 2022:

	Year Ended December 31,		Year Ended December 31, 2022 (Combined)	Period from March 11, 2022 through December 31, 2022	Period from January 1, 2022 through March 10, 2022
	2024	2023
Rooms	96	96	96	96	96
Occupancy	57.5%	63.0%	61.6%	63.5%	53.1%
ADR	$2,239.48	$2,126.17	$2,015.83	$1,928.50	$2,462.11
RevPAR	$1,288.64	$1,339.53	$1,240.97	$1,225.27	$1,308.32
__________________
The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Reserve Dorado Beach since 2022 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2022 (Combined)	Period from March 11, 2022 through December 31, 2022	Period from January 1, 2022 through March 10, 2022
	2024	2023
Total Revenue	$78,388	$83,744	$76,415	$61,246	$15,169
Rooms Revenue (1)	49,994	46,937	43,484	34,817	8,666
Hotel net income (2)	5,762	13,480	9,672	7,583	2,089
Hotel net income margin	7.4%	16.1%	12.7%	12.4%	13.8%
Hotel EBITDA (3)	19,138	20,924	18,521	14,887	3,634
Hotel EBITDA Margin (3)	24.4%	25.0%	24.2%	24.3%	24.0%
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
The hotel operating results for the period from March 11, 2022 through December 31, 2022 represent the operating results since the acquisition of the hotel on March 11, 2022. The hotel operating results for the period from January 1, 2022 through March 10, 2022 represent the period before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the period from January 1, 2022 through March 10, 2022.
Four Seasons Resort, Scottsdale, Arizona
On December 1, 2022, the Company acquired a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North in Scottsdale, Arizona. Approximately $8.5 million has been spent on capital expenditures since the acquisition.
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
Operating History. The following table shows certain historical information regarding the Four Seasons Resort Scottsdale since 2022:

	Year Ended December 31,		Year Ended December 31, 2022 (Combined)	Period from December 1, 2022 through December 31, 2022	Period from January 1, 2022 through November 30, 2022
	2024	2023
Rooms	210	210	210	210	210
Occupancy	53.8%	48.3%	46.3%	45.2%	46.4%
ADR	$888.24	$967.22	$914.43	$1,056.99	$901.55
RevPAR	$477.54	$466.92	$423.18	$477.19	$418.17

Selected Financial Information. The following table shows certain selected financial information regarding the Four Seasons Resort Scottsdale Hotel since 2022 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2022 (Combined)	Period from December 1, 2022 through December 31, 2022	Period from January 1, 2022 through November 30, 2022
	2024	2023
Total Revenue	$72,113	$67,666	$61,253	$5,194	$56,059
Rooms Revenue	36,704	35,789	32,437	3,107	29,330
Hotel net income (1)	(452)	1,138	4,095	933	3,162
Hotel net income margin	(0.6)%	1.7%	6.7%	18.0%	5.6%
Hotel EBITDA (2)	23,286	21,863	19,497	1,710	17,787
Hotel EBITDA Margin (2)	32.3%	32.3%	31.8%	32.9%	31.7%
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
The hotel operating results for the period from December 1, 2022 through December 31, 2022 represent the operating results since the acquisition of the hotel on December 1, 2022. The hotel operating results for the period from January 1, 2022 through November 30, 2022 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the nine months ended September 30, 2022 were included in our Current Report on Form 8-K filed on December 1, 2022. No financial statements were prepared, audited or reviewed for the period from October 1, 2022 through November 30, 2022.
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to our spin-off from Ashford Trust and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies and Remington Hospitality to attempt to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties and holds regular ownership meetings with personnel at the hotel properties and with key executives of the brands and management companies. The asset management team works with our third-party hotel management companies and Remington Hospitality on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our hotel management companies’ stated standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
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
Third-Party Agreements
Hotel Management Agreements. Eleven of our hotel properties are operated pursuant to a hotel management agreement with one of five brand management companies and four of our hotel properties are operated pursuant to a hotel management agreement with Remington Hospitality, a hotel management company and a subsidiary of Ashford Inc. Each management company receives a base management fee and may also be eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. The Cameo Beverly Hills operates under a franchise agreement.
The management agreements with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt or Accor allow eleven of our hotel properties to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons, Park Hyatt or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), Hyatt’s (or its affiliates) or Accor’s (or its affiliates), applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons (or its affiliates), Hyatt (or its affiliates) or Accor (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager (or its affiliates) and the management agreement with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt, and Accor grants the applicable manager the rights to use such intellectual property or trademarks with respect to the applicable hotel.
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
Our Financing Strategy
As of December 31, 2024, our indebtedness was approximately $1.2 billion, with a weighted average interest rate of 7.23% per annum, taking into account in-the-money interest rate caps. Approximately 7.1% of our debt bears interest at a fixed rate of 4.5% and the remaining 92.9% bears interest at a variable rate of SOFR plus 3.55%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
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

Certain Agreements
The Advisory Agreement
We are advised by Ashford LLC, a subsidiary of Ashford Inc., pursuant to the Fifth Amended and Restated Advisory Agreement, dated as of April 18, 2018, as amended, among us, Braemar OP, Braemar TRS, Ashford Inc. and Ashford LLC. Pursuant to our advisory agreement, Ashford LLC acts as our advisor, responsible for implementing our investment strategies and decisions and the management of our day-to-day operations, subject to the supervision and oversight of our board of directors. We rely on Ashford LLC to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business, and we have no employees of our own. All of our officers are also employees of Ashford LLC.
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
\Hotel Management Agreements
General
To qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for The Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties, other than the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Cameo Beverly Hills (which are operated by Remington Hospitality), are operated pursuant to a hotel management agreement with one of five independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, LLC (or its affiliates, The Ritz-Carlton Hotel Company, L.L.C., Ritz-Carlton (Virgin Islands), Inc., and Luxury Hotels International of Puerto Rico, Inc.), (3) Four Seasons, (4) Accor, and (5) Hyatt.

The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Capital Hilton	12/17/2003	12/31/2033	Two 10-year options
Marriott Seattle Waterfront	5/23/2003	12/31/2038	Four 10-year options
The Clancy	10/1/2020	12/31/2032	Four 5-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
The Ritz-Carlton Sarasota	1/1/2015	12/31/2030	Two 10-year options
Sofitel Chicago Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort & Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Bardessono Hotel and Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek Resort & Spa	12/11/1987	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Cameo Beverly Hills	8/5/2021	08/05/2031	Three 7-year options and one 4-year option
The Ritz-Carlton Reserve Dorado Beach	7/30/2008	12/31/2042	Two 10-year options
Four Seasons Resort Scottsdale	3/29/1996	12/31/2039	Two 20-year options
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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$174,950,115

Marriott Seattle Waterfront	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,113,000 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,113,000 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	$91,571,054

The Clancy	5%
50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority up to the Spread Threshold of $3,000,000, reduced to 25% for Operating Profit exceeding the Spread Threshold.
			1.5% of gross room sales	$12,478,067, plus 11.5% of owner funded capital expenses	Not applicable

The Notary Hotel	4%	20% of the excess of operating profit over owner’s priority	1.5% of gross room sales
$9,053,011 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000
					Not applicable

Sofitel Chicago Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	$13,891,288 plus 8% of all expenditures to fund capital improvements	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Pier House Resort & Spa	Greater of $17,320 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel and Spa	Greater of $17,320 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over owner’s priority for such Fiscal Year	1.0% of gross revenues	$11,097,622 plus 10.25% of the amount of owner-funded capital expenditures	Not applicable

Park Hyatt Beaver Creek Resort & Spa	Greater of 3.0% or $2,627,452 on an annual basis (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $17,320 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the owner’s priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of future owner-funded capital expenditures	Not applicable

The Ritz-Carlton Lake Tahoe	3%	The sum of (i) 15% of the amount by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the owner’s priority; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of gross revenues for such Fiscal Year	1% of gross revenues for each fiscal year	$9,059,563 plus 10% of the amount of certain owner-funded renovation expenditures, plus 10% of any other owner-funded capital expenditures after 1/1/2022 that were approved by manager, plus a varying additional credit based on the number of condominium units (which are to be constructed) in the voluntary rental program	Not applicable

Cameo Beverly Hills	Greater of $17,320 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Reserve Dorado Beach	3%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	$250,000 if Net House Profit exceeds Owner’s Priority plus 20% of the excess of Net House Profit over Owner’s Priority with annual true-up	1% of Gross Revenues plus allocation of reimbursable expenses	$14,455,110 plus (a) 11% of any operating losses funded by owner, plus (b) 11% of certain non-routine capital expenditures incurred by manager and certain non-routine owner-funded capital expenditures, plus (c) $100,000 time the number of condominium units in the voluntary rental program at the beginning of each FY, plus (d) an amount negotiated at the beginning of each year for the West Beach Estates and East Beach Villas participating in the standard and flexible voluntary rental program	Not applicable

Four Seasons Resort Scottsdale	3.5%, comprised of a management fee of 3.0% and a royalty fee of 0.5%	7.5% of the amount of operating profit (after deducting property taxes, insurance premiums, and expenditures from the capital reserve) for a particular period, minus the Hurdle Amount applicable for the same period. If there is a negative incentive fee in any year, the negative balance will carry forward and operate as a hurdle to future incentive fees	1.47% of budgeted gross revenues.	$19,741,351.59 (to be reduced to zero in January 1, 2039). Any Additional Capital will be reduced to zero 15 years after made.	Not applicable
__________________
(1)    Management fee is expressed as a percentage of gross hotel revenue.

(2)    Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. For some properties these amounts will continue to increase over time by the amount of additional owner-funded capital expenses.
The hotel management agreements allow each hotel to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons, Sofitel, and Park Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), Accor’s (or its affiliates), or Hyatt’s (or its affiliates), as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates, including, without limitation, The Ritz-Carlton), Hilton (or its affiliates), Four Seasons (or its affiliates), Accor (or its affiliates), or Hyatt (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
Below is a summary of the principal terms of the hotel management agreements with Marriott (or its affiliates), Hilton, Accor, Hyatt, Four Seasons, and Remington Hospitality.
Marriott Management Agreements
Term. The remaining base term of each of our seven management agreements with Marriott (or its affiliates) ranges from approximately 6 to 42 years, expiring between December 31, 2030 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extensions to four 10-year extensions.
Events of Default. An “Event of Default” under the management agreements is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the management agreement and failure to cure such non-payment after due notice, and a breach by either party of any other covenants or obligations in the management agreement that continues beyond the applicable notice and cure period.
Termination Upon Event of Default. A non-defaulting party may terminate the management agreement upon an Event of Default (as defined in the applicable management agreement) generally after the expiration of any notice and cure periods; provided, however, the management agreement may not be terminated by the non-defaulting party unless and until such Event of Default has a material adverse effect on the non-defaulting party. In the case of The Notary Hotel, The Clancy, and The Ritz-Carlton Reserve Dorado Beach, if the defaulting party contests such Event of Default or such material adverse effect, the non-defaulting party may not terminate unless a court of competent jurisdiction has issued a final, binding and non-appealable order finding that the Event of Default has occurred and that the default resulted in a material adverse effect.
Early Termination for Casualty. The termination provisions for our Marriott-managed hotel properties after casualty are summarized as follows:
•    If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% or more of the then-total replacement cost in the case of the Marriott Seattle Waterfront, 33% or more of the then replacement cost in the case of The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota, and 60% or more of the then-total replacement cost in the case of The Ritz-Carlton St. Thomas, The Ritz-Carlton Reserve Dorado Beach, The Clancy and The Notary Hotel), then either party may terminate the management agreement.
Early Termination for Condemnation. If all or substantially all of the hotel (meaning 1/3 or more of the replacement cost therefor with respect to The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota and 50% or more of the replacement value of the hotel with respect to The Ritz-Carlton St. Thomas) is taken in any condemnation or similar proceeding, or a portion of the hotel is so taken, and the result is that it is unreasonable to continue to operate the hotel in accordance with the management agreement, the hotel management agreement shall terminate (provided, however, with respect to The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota the management agreement will be terminated at our option or the manager’s option, and with respect to The Clancy and The Notary Hotel, the management agreement will be terminated only at the manager’s option).
Performance Termination. All of the management agreements are structured to provide us with a right to terminate without payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the management agreement), which, (a) in the case of Marriott Seattle Waterfront is 9.5% of the approximate total investment in the hotel, (b) in the case of The Clancy is 82.6% of the owner’s priority return (as defined in the management agreement), (c) in the case of The Notary Hotel is 85% of the owner’s priority return (as defined in the management agreement), (d) in the case of The Ritz-Carlton St. Thomas is $6,000,000, plus 85% of 10.25% of owner-funded capital expenditures incurred after November 20, 2019, (e) in the case of The Ritz-Carlton Sarasota is $6,000,000, (f) in the case of The Ritz-Carlton Lake Tahoe is $7,200,000 minus the annual amount of certain shared facilities expenses relating to offsite parcels that are deemed to gross operating expenses for a fiscal year, and (g) in the case of Dorado Beach, a Ritz-Carlton Reserve, it is 75% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which ranges from 0.65 to 1.191 (this item is currently being negotiated for Dorado Beach, a Ritz-Carlton Reserve), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of certain disruptive events, such force majeure, major renovation, or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel and The Clancy, by waiving base management fees (and, with respect to The Ritz-Carlton St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each management agreement contains restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions if (i) we are in default under the management agreement, (ii) the transferee is known to be of bad moral character or has been convicted of a felony or is in control of or is controlled by persons who have been convicted of felonies, (iii) the transferee does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill the owner’s obligations under the management agreement, (iv) the transferee has an ownership interest, either directly or indirectly, in a brand or group of hotels that competes with the manager or any affiliate thereof, or (v) the transferee is a person designated by the U.S. Department of Treasury’s Office of Foreign Assets Control or other governmental entity from to time as a “specially designated national or blocked person” or similar status, is a person described in Section 1 of U.S. Executive Order 13224, or is a person otherwise identified by any government or legal authority as being someone with whom Marriott is prohibited from transacting business. The management agreements may have additional restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the management agreements (except for the management agreement for The Ritz-Carlton Lake Tahoe) provide the manager with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right (except in the management agreement for The Ritz-Carlton Sarasota). After notice of a proposed sale to the manager, we have a specified time period, ranging from 10 business days to 60 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 15 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or consents to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale (the management agreement for The Ritz-Carlton St. Thomas also requires that the sale must occur within 15 months after the manager’s 30-day negotiation period if the manager makes an offer acceptable to us pursuant to the manager’s right of first offer; The Ritz-Carlton Sarasota management agreement requires that the sale must occur within 365 days after the manager’s receipt of our original notice pertaining to the manager’s right of first offer; The Notary Hotel and The Clancy management agreements require that the sale must occur within one year after the expiration of the right of first negotiation period; The Ritz-Carlton Reserve Dorado Beach management agreements requires that the sale must occur within 18 months after the 30-day right of first negotiation period) or the notice of sale is deemed void and we must provide a new notice to the manager.
Hilton Management Agreement
Term. The base term of our management agreement with Hilton (or its affiliates) was 10 years, expiring December 31, 2013. The agreement has been extended through December 31, 2033, and the agreement has two 10-year automatic extension options remaining, at the discretion of the manager.

Events of Default. An “Event of Default” under the management agreement is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the management agreement and failure to cure such non-payment after due notice, a breach by either party of any other covenants or obligations in the management agreement that continues beyond the applicable notice and grace period, failure to maintain certain alcohol licenses and permits under certain circumstances, failure by us to provide manager with sufficient working capital to operate the hotel after due notice and a termination of our operating lease due to our default under the operating lease.
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon written notice to the defaulting party.
Performance Termination. The management agreement provides us with a right to terminate without payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s operating cash flow (before deducting our priority return) does not equal or exceed 85% of our priority return (as defined in the management agreement); and (ii) the hotel’s yield index is below the base yield index (as such terms are defined in the management agreement), which is 90%. The manager has a right to avoid a performance termination by paying to us an amount within 30 days of due notice equal to the deficiency set forth in (i) above to cure such performance default, but in no event may the manager exercise such cure with respect to more than four full operating years during the initial term or with respect to more than four full operating years during any single extension term. The amount of any shortfall payable by manager to us shall be reduced to the extent of any portion attributable to a force majeure event, performance of certain capital renewals and major capital improvements adversely affecting a material portion of the income generating areas of the hotel, or certain uncontrollable expenses that could not have been reasonably anticipated by the manager.
Early Termination for Casualty. If the hotel is substantially damaged by fire or other casualty such that it cannot be restored within 240 days, or if our lender doesn’t provide adequate insurance proceeds to restore the hotel, we may terminate the hotel management agreement. If we undertake to restore the hotel or if we are required to restore the hotel because it was not substantially damaged and fail to commence such repairs within 60 days of receiving sufficient insurance proceeds to complete such work, or fail to complete such repairs within 240 days of the casualty, the manager may terminate the agreement. We have no obligation to restore the premises, however, if the casualty occurs in the last five years of the third renewal term or thereafter.
Early Termination for Condemnation. If all or substantially all of the hotel is taken in any condemnation or similar proceeding that, in our reasonable opinion, makes it infeasible to restore or continue to operate the hotel in accordance with the hotel management agreement, the management agreement will terminate. If it is reasonably feasible to restore the premises and operate the hotel and we fail to complete the restoration within two years of the taking, the manager may terminate the agreement. We have no obligation to restore the premises, however, if the taking occurs in the last five years of the third renewal term or thereafter.
Assignment and Sale. The management agreement provides that we cannot sell the hotel to any unrelated third party, which includes the transfer of an equity interest, or engage in certain change of control actions (i) if such party has an ownership interest, either directly or indirectly, in a brand of hotels totaling at least 10 hotels and such brand competes with the manager or any affiliate thereof; (ii) if such party is known to be of ill repute or an unsuitable business associate (per gaming industry regulations where the manager holds a gaming license); (iii) if such party does not have the ability to fulfill our financial obligations under the hotel management agreement; or (iv) if certain conditions are not satisfied, including cure of any existing or potential defaults, receipt of evidence of proper insurance coverage, payment of fees and expenses which will accrue to the manager through the date of closing, and provision of sufficient notice of the contemplated sale to the manager.
Right of First Offer. The management agreement provides the manager with a right of first negotiation with respect to a sale of the hotel (which includes any equity transfer, whether directly or indirectly) or lease of the hotel (if applicable). After notice of a proposed sale or lease to the manager, the manager has 30 days to elect or decline to exercise its right to purchase or lease. If the manager makes an election to purchase or lease, the parties have 30 days to execute an agreement for purchase (or lease, if applicable) and an additional 30 days to consummate the purchase or lease (if applicable). If the manager declines to exercise its right to purchase or lease, the sale or lease must occur within 180 days at greater than 90% of the price or the notice of sale must be renewed to manager.

Four Seasons Management Agreement
Term. The base term of our management agreement with Four Seasons was 20 years, expiring December 31, 2019. It has been extended through December 31, 2039, and Four Seasons has two 20-year automatic extension options remaining, at the discretion of the manager.
Events of Default. An “event of default” under the management agreement is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, a breach by either party of any material covenants or obligations in the management agreement that continues beyond the applicable notice and grace period.
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable management agreement upon written notice to the defaulting party.
Performance Termination. The hotel management agreement provides us with a right to terminate without payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s RevPAR for such fiscal years is less than the RevPAR of the top three hotels (a) having substantially the same number of rooms as the Four Seasons Resort Scottsdale, (b) located in the Phoenix metropolitan area, (c) having substantially similar operating philosophy and components as the Four Seasons Resort Scottsdale, and (d) competing for substantially similar market segments as the Four Seasons Resort Scottsdale during the same fiscal years (ranked in terms of achieved room revenue); and (ii) the gross operating profit for the hotel is less than 80% of the amount of budgeted gross operating profit. Four Seasons has a right to avoid a performance termination by paying to us an amount equal to the amount by which the Four Seasons Resort Scottsdale failed to achieve 80% of budgeted gross operating profit for either or both of the fiscal years during the test period, but if Four Seasons pays such amount with respect to only one fiscal year of the applicable test period, the other fiscal year in the test period and the fiscal year immediately following the applicable test period will be deemed to constitute the next test period. Four Seasons may exercise its cure right only twice during each 20-year extension term. Notwithstanding the foregoing, we will not have the right to terminate this agreement if during either fiscal year during an applicable test period, one or more of the following events occurs and, in their totality, after giving effect to proceeds received from any applicable business interruption insurance, they adversely affect gross operating profit or RevPAR: casualty, condemnation, a force majeure event, a capital refurbishing program affecting 20% or more of the hotel.
Early Termination for Casualty. If the hotel is damaged by fire or other casualty and the cost to repair, rebuild, or replace the hotel that is not covered by insurance would exceed 20% of the replacement cost of the hotel, then we may terminate the hotel management agreement. We may also terminate the management agreement if the casualty occurs in the last five years of the last extension term and the cost to repair, rebuild, or replace the hotel is estimated to exceed 20% of the replacement cost of the hotel. Operator may have the right to reinstate the hotel management agreement if Owner commences the repair, rebuilding, or replacement of the hotel within five years after the termination of the management agreement as a result of a fire or other casualty.
Early Termination for Condemnation. If all or substantially all of the hotel is taken in any condemnation or similar proceeding that, in ours and Four Season’s opinion, makes it imprudent or unreasonable to continue to operate the remaining portion of the hotel in accordance with the management agreement, the management agreement will terminate.
Assignment and Sale. The management agreement provides that we cannot, without Four Seasons’ prior written consent, sell, assign, transfer, or otherwise dispose of the hotel, which includes the transfer of an equity interest, or engage in certain change of control actions, if the buyer, assignee, transferee, or other recipient (i) is, or is an affiliate of, an individual or entity (either on its own or in conjunction with its affiliates) that has as a primary business (a) the operation and management of hotels or resorts, (b) the ownership and operation and management of hotels and resorts, or (c) the ownership of hotels or resorts on an active basis (as distinguished from the ownership of hotels or resorts on a passive basis) and can be foreseen to be a competitor of Four Season or any of its affiliates in the operation and management of hotels or resorts; (ii) does not have adequate financial capacity to perform its obligations under hotel management agreement; (iii) is of ill repute; or (iv) is in any other manner an individual or entity with whom or with which a prudent business person would not with to associate in a commercial venture.
Accor Management Agreement
Term. The initial term of the Sofitel Chicago Magnificent Mile management agreement expires on December 31, 2030 and automatically renews for three consecutive 10-year renewal terms, at the discretion of the manager.

Events of Default. An “Event of Default” is generally defined to include the failure to make a payment under the Accor management agreement and failure to cure such non-payment after the applicable notice and cure period, the bankruptcy or insolvency of either party, a failure by either party to maintain at all times all of the insurance required to be maintained by such party and failure to cure such default after the applicable notice and cure period, the failure by either party to perform any of the material covenants in the Accor management agreement that continues beyond the applicable notice and cure period and a transfer of the Accor management agreement by either party in violation of the provisions there of. The occurrence of an Event of Default prevents the defaulting party from transferring the management agreement without the consent of the non-defaulting party.
Termination. A non-defaulting party may terminate the management agreement if the defaulting party (i) has breached any material representation or fails to perform any material provision of the Accor management agreement or (ii) becomes insolvent or bankrupt, in each case after the expiration of any applicable notice and cure period. In addition, the manager may terminate the Accor management agreement if we default under a mortgage relating to the hotel and fail to cure such default within the times provided.
Performance Termination. We have the right to terminate the management agreement without payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel. The performance period is measured with respect to any two consecutive operating years. The performance criteria are: (i) the RevPAR for the hotel is less than 90% of the RevPAR for the hotel’s competitive set for each such operating year and (ii) the adjusted net operating income (meaning the net operating income less the hurdle amount of approximately $13.9 million plus 8% of any amounts we spent on capital expenditures) is a negative number (i.e. less than zero) for each such operating year, provided that for any operating year in which the operation of the hotel is materially and adversely affected by a force majeure event, a refurbishing program or major capital improvements, the RevPAR for the hotel and the adjusted net operating income for such operating years shall be adjusted equitably. The manager will have a right up to three times in any eight-year period to avoid a performance termination by paying to us a cure amount that equals, for any operating year, the lower of (i) the amount by which the adjusted net operating income is less than zero and (ii) the amount that we would have been entitled to receive as a distribution from the hotel had the hotel not had a RevPAR shortfall.
Early Termination for Condemnation. If all of the hotel, or a portion of the hotel that in our reasonable opinion makes it imprudent or unsuitable to use and operate the remaining portion of the hotel in accordance with the standards maintained by the Sofitel brand, is taken in any condemnation or similar proceeding, we may terminate the management agreement.
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
Assignment and Sale. So long as we are not in default under the management agreement and any advances made by the manager on our behalf would be repaid in connection with the sale, we may sell the Sofitel Chicago Magnificent Mile and assign the Accor management agreement (including as a result of a change of control) without the consent of the manager to any of our affiliates or to any person that (i) is not a competitor of the manager (as defined in the management agreement), (ii) is not generally recognized in the community as being a person of ill repute or with whom a prudent business person would not wish to associate in a commercial venture, and (iii) has a minimum net worth required by the management agreement, if the assignee expressly assumes the Accor management agreement.
Park Hyatt Beaver Creek Resort & Spa Management Agreement
Term. The term of the Park Hyatt Beaver Creek Resort & Spa management agreement was 30 years, expiring December 31, 2019. This management agreement has been extended through December 31, 2029, and has one 10-year extension option remaining, at the discretion of the manager.
Events of Default. An “Event of Default” under the management agreement is generally defined to include the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice and a breach by either party of any other covenants or obligations in the management agreement which continues beyond the applicable notice and grace period.

Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon 15 days’ written notice to the defaulting party.
Early Termination for Casualty. If the hotel is substantially damaged by fire or other casualty, and if, in connection with any casualty, the cost of restoring the hotel equals or exceeds 25% of the replacement cost of the hotel in the case that the casualty is covered by insurance, or 10% of the replacement cost of the hotel in the case that the casualty is not covered by insurance, then we may elect, by providing notice to Hyatt within 90 days of the occurrence of the casualty to not restore the hotel and to terminate the agreement.
Early Termination for Eminent Domain. If all or substantially all of the hotel is taken in any eminent domain procedure so as to render the hotel untenantable, we have the right to terminate the agreement upon 90 days’ prior written notice to Hyatt.
Assignment and Sale. The agreement provides that we cannot sell or assign our interest in the hotel without the prior approval of Hyatt, which may not be unreasonably withheld. Hyatt’s approval of a sale or assignment is based on the following factors: (i) the ability of the prospective assignee to fulfill the financial obligations of the owner of the hotel; (ii) the integrity and business reputation of the prospective assignee; and (iii) any potential conflicts of interest which may arise in connection with the assignment. Pursuant to the agreement, an assignment is deemed to have occurred if more than 40% of the beneficial ownership of the owner of the hotel is transferred.
Remington Hospitality Master Hotel Management Agreement
General. We are party to an Amended and Restated Hotel Master Management Agreement, dated August 8, 2018 with Remington Hospitality, which agreement we refer to below as the “master hotel management agreement.” Pursuant to the master hotel management agreement, Remington Hospitality currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Cameo Beverly Hills. The master hotel management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hospitality, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Hospitality, or (ii) by a majority vote, elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hospitality for the particular hotel, or (B) based on the prior performance of Remington Hospitality, another manager or developer could perform the management duties materially better than Remington Hospitality for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hospitality Hotel Management MEA—Exclusivity Rights of Remington Hospitality.”
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
Amounts Payable under the Master Hotel Management Agreement. Remington Hospitality receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•    $17,320 (increased annually based on consumer price index adjustments); or
•    3% of the gross revenues associated with that hotel for the related month.
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
Premier Master Project Management Agreement
General. We are a party to a Master Project Management Agreement dated August 8, 2018 with Premier, which agreement we refer to below as the “master project management agreement.” Pursuant to the master project management agreement, Premier currently provides design and construction services to all of our hotels. The master project management agreement will also govern the provision of design and construction services to hotels we acquire in the future, as Premier has the right to provide design and construction services to hotel properties we acquire in the future, to the extent we have the right and/or control the right to direct the development and construction of and/or capital improvements to or refurbishment of, such hotels, unless our independent directors either (i) unanimously elect not to engage Premier, or (ii) by a majority vote, elect not to engage Premier because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Premier for the particular hotel, or (B) based on the prior performance of Premier, another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Premier Project Management MEA—Exclusivity Rights of Premier.”
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
Mutual Exclusivity Agreements
Remington Hospitality Hotel Management MEA
General. We are a party to an Amended and Restated Mutual Exclusivity Agreement dated August 8, 2018 with Remington Hospitality, which agreement we refer to below as the “hotel management MEA.”
Term. The initial term of the hotel management MEA was through November 19, 2023. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
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
Premier Project Management MEA
General. In August 2018 we entered into the Mutual Exclusivity Agreement dated as of August 8, 2018 with Braemar OP and Premier, which agreement we refer to below as the “project management MEA,” pursuant to which Premier gave us a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that met our initial investment criteria, and we agreed to engage Premier to provide project management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters.
Term. The initial term of the project management MEA was through November 19, 2023. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
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
TRS Leases
Three of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Braemar TRS. Two of our hotels have been held in a joint venture in which we have a 75% equity interest, until one of the hotels was sold in July 2024. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. Since 2013 Braemar TRS has formed multiple subsidiaries which lease acquired hotels. Braemar TRS has elected to be treated as a TRS. Generally, we intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases, unless not appropriate based on relevant regulatory factors. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time. One hotel property, located in the U.S. Virgin Islands, is owned by our USVI TRS.
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
Ground Lease
One of our hotels is subject to ground lease that cover all of the land underlying the hotel.
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
Insurance
We carry comprehensive general liability, “All Risk” property, business interruption, cybersecurity, directors and officers, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, global pandemics, war or acts of God as well as certain types of coverages previously available under policies set forth above (for example, communicable disease, abuse and molestation coverages previously available under general liability policies). In the opinion of our management, our hotels are adequately insured.
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
Employees
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 101 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war. Because economic conditions in the United States may affect demand within the hospitality industry, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, tariffs and trade barriers, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates. President Trump has indicated that his administration is likely to impose significant tariffs on imported goods. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States.
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.
We regularly maintain cash balances at our banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. If our banks enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
We may not pay dividends on our common stock or preferred stock in the future.
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock and 8.25% Series D Cumulative Preferred Stock for each quarter of 2024 and 2023 and for the Company’s Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for each month of 2024 and 2023. On December 8, 2022, our board of directors increased the quarterly cash dividend from $0.01 per diluted share to $0.05 per diluted share beginning with the Company’s common stock dividend for the fourth quarter of 2022. The Company paid a quarterly cash dividend of $0.05 per share for the Company’s common stock for each of 2023 and 2024, or $0.20 per share on an annualized basis. On December 10, 2024, our board of directors approved the Company’s dividend policy for 2025. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof and the board of directors may decide not to pay any dividends on our common stock and/or preferred stock. We may not pay dividends on our common stock or preferred stock in the future. If we fail to pay dividends on our common stock or preferred stock, the market price of our common stock or preferred stock will likely be adversely affected.
We are required to make minimum base advisory fee payments to our Advisor, Ashford LLC, under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hospitality, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
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
Our hotels are located in the Washington, D.C., San Francisco, Sarasota, Scottsdale, Seattle, Philadelphia, Chicago, Key West, Vail/Beaver Creek, Lake Tahoe, Los Angeles and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas and any additional areas in which we may acquire assets in the future, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.

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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Alex Rose, Deric S. Eubanks and Justin Coe, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
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
We own interests in one hotel through a joint venture and we do not have sole decision-making authority regarding this property. In addition, we may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or noncontrolling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We may not be in a position to exercise sole decision-making authority regarding any future properties that we may hold in a partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, because neither we nor the partner or co-venturer have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
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
Eight of our 15 hotels utilize brands owned by Marriott (or its affiliates) or Hilton (or its affiliates). As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands (or the brands of their affiliates). We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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
Some of our hotels are on land subject to ground leases, one of which cover the entire property. Accordingly, we only own a long-term leasehold or similar interest, rather than a fee interest, in that hotel. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or the portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements, or extend the terms of these ground leases before their expiration, we will lose our right to operate that hotel property and our interest in the improvements upon expiration of the ground lease. We may not be able to renew any ground lease upon its expiration, of if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.
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
Our properties are susceptible to extreme weather conditions, which may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our hotels are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, fires and winter storms in the United States and the Caribbean. Such extreme weather conditions may interrupt our operations, damage our hotels, and reduce the number of guests who visit our hotels in such areas. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in California or in the other regions in which we operate or source critical supplies could adversely affect our business. Over time, these conditions could result in declining hotel demand, significant damage to our properties or our inability to operate the affected hotels at all.

We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornados, floods, fires and other severe weather conditions and natural disasters. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase in our cost of insurance, a decrease in our anticipated revenues from an affected property or a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
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
As of December 31, 2024, we had approximately $1.2 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
As of December 31, 2024, we had approximately $1.2 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
As of December 31, 2024, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 46.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,395,281 shares of Ashford Inc. common stock, which if converted as of December 31, 2024 would have increased the Bennetts’ ownership interest in Ashford Inc. to 84.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
We have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities which requires the approval of a majority of our disinterested directors to approve any transaction, agreement or relationship in which any of our directors or officers, Ashford LLC or its employees, Ashford Trust or Stirling Inc. has an interest. In connection with this policy, our board of directors has established a Related Party Transactions Committee (consisting of Mr. Rinaldi and Ms. Carter), which is empowered to deny a new proposed interested party transaction or recommend the transaction for approval by a majority of the independent directors. Our policies, however, may not be adequate to address all of the conflicts that may arise. In addition, it may not address such conflicts in a manner that is favorable to us.
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
•subject to the terms of any outstanding classes or series of preferred stock, issue additional shares of common stock and/or common units without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

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
Our charter authorizes the issuance of up to 250,000,000 shares of common stock and 80,000,000 shares of preferred stock. As of March 10, 2025, we had 67,046,523 shares of our common stock issued and outstanding, 3,078,017 shares of our Series B Cumulative Convertible Preferred Stock, 1,600,000 shares of our Series D Cumulative Preferred Stock, 14,012,020 shares of our Series E Redeemable Preferred Stock and 1,463,654 shares of our Series M Redeemable Preferred Stock. We have also classified 10,000,000 shares of our authorized preferred stock as Series C Preferred Stock. As of March 10, 2025, no shares of Series C Preferred Stock are issued and outstanding. Our charter allows us to create new series of preferred stock at any time. Accordingly, we may issue up to an additional 182,953,477 shares of common stock and 59,846,309 shares of preferred stock.
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
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock. During the fiscal year ended December 31, 2024, our high common stock price was $3.95 and the low common stock price was $1.79.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 10, 2025, we have not repurchased any shares of our common stock under the current $50.0 million repurchase authorization. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy. The Company relies on Ashford Inc and the Company’s managers to protect the electronic assets of the Company. Their programs consist of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, electronic communication, risk/security reporting, incident response planning and business continuity planning. The information technology department of Remington Hospitality (“IT Department”), which includes a cybersecurity department (“IT Security Department”), is responsible for implementing processes and coordinating with the Human Resources Department to align training and onboarding efforts of Ashford Inc. and Remington Hospitality employees handling the Company’s electronic assets.
Remington Hospitality’s IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, Remington Hospitality’s IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging consultants to complete a benchmarking evaluation to compare its cybersecurity posture against peers; and (ii) engaging a cybersecurity risk readiness and response company to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management provided by Ashford Inc. is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer of Ashford Inc. and the Chief Technology Officer for Remington Hospitality. A Cyber Incident Response Team comprised of Ashford Inc. and Remington Hospitality employees meets bi-weekly to review incidents that have occurred and/or impacted the Company’s electronic assets. The Chief Technology Officer of Remington Hospitality reviews weekly reports that contain an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Chief Technology Officer provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the board of directors is then briefed each quarter on the occurrence of any cybersecurity incidents. The board of directors will also be provided an overview of the information security program on an annual basis, including updates on Remington Hospitality’s IT team, IT training, implementation, IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

Hotel Properties
As of December 31, 2024, we held ownership interests in 15 hotel properties that were included in our consolidated operations, which included direct ownership in 14 hotel properties and 75% ownership in one hotel property through equity investments with our partner. Thirteen of our hotel properties are located in the United States, one is located in Puerto Rico, one is located in the U.S. Virgin Islands.
The following table presents certain information related to our hotel properties as of December 31, 2024:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington, D.C.	559	75%	419	78.64%	$262.26	$206.23
Marriott Seattle Waterfront	Seattle, WA	369	100%	369	72.96%	307.67	224.48
The Notary Hotel	Philadelphia, PA	499	100%	499	66.99%	234.09	156.83
The Clancy	San Francisco, CA	410	100%	410	66.29%	301.79	200.05
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415	72.54%	253.68	184.01
Pier House Resort & Spa	Key West, FL	142	100%	142	71.36%	621.36	443.41
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180	63.79%	1,071.81	683.69
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193	56.51%	602.93	340.71
Hotel Yountville	Yountville, CA	80	100%	80	59.76%	648.50	387.53
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276	62.46%	580.22	362.38
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170	52.16%	761.68	397.33
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143	66.95%	274.33	183.67
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96	57.54%	2,239.48	1,288.64
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210	53.76%	888.24	477.54
Ground Lease Property (4)
Bardessono Hotel and Spa (5)	Yountville, CA	65	100%	65	60.96%	1,016.30	619.52
Total		3,807		3,667	67.00%	$465.21	$311.68
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
Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of December 31, 2024, the estimated settlement liability amount has been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of December 31, 2024.

On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of December 31, 2024, the estimated settlement liability amount has been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. Ashford Inc. expects the entire settlement amount to be reimbursed through insurance coverage. The hearing for final Court approval of the settlement is scheduled for August 27, 2025.
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
Our common stock is listed and traded on the NYSE under the symbol “BHR.” On March 10, 2025, there were 529 holders of record.
Distributions and Our Distribution Policy
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock, 8.25% Series D Cumulative Preferred Stock, Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for each quarter of 2024 in amounts that such holders of our preferred stock are entitled to receive. Our board of directors declared quarterly cash dividends of $0.05 per diluted share for the Company’s common stock for each quarter of 2024. On December 10, 2024, our board of directors approved the Company’s dividend policy for 2025. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2025, or $0.20 per share on an annualized basis. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review its dividend policy on a quarter-to-quarter basis.
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
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2024			2023			2022
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary taxable dividend	$—		—%	$—		—%	$0.0300000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	0.2000000		100.00000%	0.2000000		100.00000%	—		—%
Total	$0.2000000	(1)	100.00000%	$0.2000000	(1)	100.00000%	$0.0300000	(1)	100.00000%
Preferred Stock – Series B:
Ordinary taxable dividend	$—		—%	$0.1781351		12.95340%	$1.3752000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.0383956		75.50870%	—		—%	—		—%
Return of capital	0.3368044		24.49130%	1.1970649		87.04660%	—		—%
Total	$1.3752000	(1)	100.00000%	$1.3752000	(1)	100.00000%	$1.3752000	(1)	100.00000%

	2024			2023			2022
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series D:
Ordinary taxable dividend	$—		—%	$0.2671508		12.95340%	$2.0624000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5572914		75.50870%	—		—%	—		—%
Return of capital	0.5051086		24.49130%	1.7952492		87.04660%	—		—%
Total	$2.0624000	(1)	100.00000%	$2.0624000	(1)	100.00000%	$2.0624000	(1)	100.00000%
Preferred Stock – Series E:
Ordinary taxable dividend	$—		—%	$0.2475692		12.95340%	$1.9732000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.4157881		75.50870%	—		—%	—		—%
Return of capital	0.4592119		24.49130%	1.6636608		87.04660%	—		—%
Total	$1.8750000	(1) (4)	100.00000%	$1.9112300	(1) (3)	100.00000%	$1.9732000	(1) (2)	100.00000%
Preferred Stock – Series M (CUSIP #10482B705):
Ordinary taxable dividend	$—		—%	$0.2701249		12.95340%	$2.0621000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5935356		75.50870%	—		—%	—		—%
Return of capital	0.5168644		24.49130%	1.8152351		87.04660%	—		—%
Total	$2.1104000	(1) (4)	100.00000%	$2.0853600	(1) (3)	100.00000%	$2.0621000	(1) (2)	100.00000%
Preferred Stock – Series M (CUSIP #10482B887):
Ordinary taxable dividend	$—		—%	$0.2693166		12.95340%	$2.0538000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5888239		75.50870%	—		—%	—		—%
Return of capital	0.5153361		24.49130%	1.8098034		87.04660%	—		—%
Total	$2.1041600	(1) (4)	100.00000%	$2.0791200	(1) (3)	100.00000%	$2.0538000	(1) (2)	100.00000%
Preferred Stock – Series M (CUSIP #10482B796):
Ordinary taxable dividend	$—		—%	$0.2685057		12.95340%	$1.8788000		100.00000%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5841121		75.50870%	—		—%	—		—%
Return of capital	0.5138079		24.49130%	1.8043000		87.04660%	—		—%
Total	$2.0979200	(1) (4)	100.00000%	$2.0728057	(1) (3)	100.00000%	$1.8788000	(1) (2)	100.00000%
Preferred Stock – Series M (CUSIP #10482B861):
Ordinary taxable dividend	$—		—%	$0.2676897		12.95340%	$—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5794004		75.50870%	—		—%	—		—%
Return of capital	0.5122796		24.49130%	1.7988703		87.04660%	—		—%
Total	$2.0916800	(1) (4)	100.00000%	$2.0665600	(1) (3)	100.00000%	$—		—%
Preferred Stock – Series M (CUSIP #10482B770):
Ordinary taxable dividend	$—		—%	$0.2668775		12.95340%	$—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5746886		75.50870%	—		—%	—		—%
Return of capital	0.5107514		24.49130%	1.7934125		87.04660%	—		—%
Total	$2.0854400	(1) (4)	100.00000%	$2.0602900	(1) (3)	100.00000%	$—		—%
Preferred Stock – Series M (CUSIP #10482B846):
Ordinary taxable dividend	$—		—%	$0.2660653		12.95340%	$—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5699769		75.50870%	—		—%	—		—%
Return of capital	0.5092231		24.49130%	1.7879000		87.04660%	—		—%
Total	$2.0792000	(1) (4)	100.00000%	$2.0539653	(1) (3)	100.00000%	$—		—%
Preferred Stock – Series M (CUSIP #10482B820):
Ordinary taxable dividend	$—		—%	$0.2433000		12.95340%	$—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Capital gain distribution	1.5652576		75.50870%	—		—%	—		—%
Return of capital	0.5076924		24.49130%	1.6356405		87.04660%	—		—%
Total	$2.0729500	(1) (4)	100.00000%	$1.8789405	(1) (3)	100.00000%	$—		—%
____________________
(1)The fourth quarter 2021 distributions paid January 18, 2022 to stockholders of record as of December 31, 2021 are treated as 2022 distributions for tax purposes. The distributions paid January 17, 2023 to stockholders of record as of December 30, 2022 are treated as 2023 distributions for tax purposes. The fourth quarter 2023 distributions paid January 16, 2024 to stockholders of record as of December 29, 2023 are treated as 2024 distributions for tax purposes. The fourth quarter 2024 distributions paid January 15, 2025 to stockholders of record as of December 31, 2024 are treated as 2025 distributions for tax purposes.
(2)Distributions per share reflects the annual rate per share for distributions reportable in 2022.
(3)Distributions per share reflects the annual rate per share for distributions reportable in 2023.
(4)Distributions per share reflects the annual rate per share for distributions reportable in 2024.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	766,744	N/A	919,551	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	766,744	N/A	919,551
____________________
(1)    Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions (with the amount shown assuming the maximum level of performance under the 2023 PSU awards). The number of shares subject to issuance under the PSUs (if any) will depend on the ultimate actual performance level, and the Company in its discretion may settle the 2023 PSUs in cash rather than shares of common stock.
(2)    As of December 31, 2024, 920,000 shares of our common stock, or securities convertible into approximately 920,000 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. As of December 31, 2024, the Company has not repurchased any common stock pursuant to this program.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	—	—	$50,000,000
November 1 to November 30	—	—	—	$50,000,000
December 1 to December 31	—	—	—	$50,000,000
Total	—	—	—

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2019 through December 31, 2024, assuming an initial investment of $100 in stock on December 31, 2019 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

225
200
175
150
125
100
75
50
25
0
2019
2020
2021
2022
2023
2024
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
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average was $199 for the year ended December 31, 2024. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of December 31, 2024, we owned interests in 15 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining one hotel property, through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of December 31, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Recent Developments
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
Concurrently and in connection with the Agreement, certain of the parties thereto have also entered into a Share Ownership Agreement (the “Share Ownership Agreement”) and a Loan Agreement (the “Loan Agreement”), pursuant to which agreements the Company will provide to BW Coinvest I, LLC (“Borrower”) an unsecured loan (the “Loan”). The proceeds from the Loan will be used to reimburse Borrower for 70% of the amount expended by Borrower to purchase on the open market a total of 3,500,000 shares of the Company’s common stock (the “Purchased Shares”) within six months of the date of Loan Agreement, at a price per Purchased Share not to exceed $10 and subject to the other limitations set forth therein. The Loan has a term of five years (the “Term”), is guaranteed by Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, and Blackwells Asset Management LLC and shall bear payment-in-kind interest during the Term at a rate equal to the sum of (a) Term SOFR (as defined in the Loan Agreement) and (b) 3.00% (three hundred basis points) per annum. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable due diligence expenses incurred on or prior to the date of the Share Ownership Agreement. As of March 10, 2025, the Company has loaned approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The Company, Braemar OP, Braemar TRS, Ashford Inc. and Ashford Hospitality Advisors LLC (together with Ashford Inc., the “Advisor”), are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Advisory Agreement”).
The Company has a mortgage loan maturing in June 2025 with an outstanding principal balance of approximately $293 million (the “Mortgage Loan”) secured by four hotel properties: The Notary Hotel; The Clancy; Sofitel Chicago Magnificent Mile; and Marriott Seattle Waterfront (the “Hotel Properties”). On August 8, 2024, the parties to the Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (a) November 15, 2025 and (b) the refinancing of the Mortgage Loan (the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Advisory Agreement that would permit the Advisor to terminate the Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of the Company to pay, upon the maturity of the Mortgage Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, the Company may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;

(iii) If the members of the board of directors change such that members who constitute the Board as of August 8, 2024 (the “Incumbent Board”) no longer constitute at least a majority of the board of directors (other than those whose election to the board of directors is approved or recommended to stockholders of the Company by a vote of at least a majority of the Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by the Company to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, the Company agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, the Company’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
On January 14, 2025, the Company amended its mortgage loan secured by the 170-room Ritz-Carlton Lake Tahoe. The terms of the amendment included a $10.0 million principal pay down, extending the current maturity date to July 2025, an interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions. The mortgage loan had an initial maturity date in January 2025.
On March 7, 2025, the Company refinanced its $293.2 million mortgage loan secured by The Clancy, The Notary Hotel, Marriott Seattle Waterfront, and Sofitel Chicago Magnificent Mile, which had an interest rate of SOFR + 2.66% and a final maturity date in June of 2025 and its $62.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which had an interest rate of SOFR + 4.75% and a final maturity date in March of 2026. The new $363.0 million mortgage loan bears interest at a floating interest rate of SOFR + 2.52% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by five hotels: The Clancy, The Notary Hotel, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, and The Ritz-Carlton Reserve Dorado Beach. The $363.0 million mortgage loan amount represents an approximate 49% loan-to-value based on third-party appraisals completed by the lender. The appraisals valued the hotels at approximately $742 million based on the sum of their “as-is” values.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Advisory Agreement Limited Waiver”). Pursuant to the 2025 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes changes in key line items from our consolidated statements of operations for the year ended December 31, 2024 and 2023 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$452,361	$464,899	$(12,538)	(2.7)%
Food and beverage	181,250	185,331	(4,081)	(2.2)
Other	94,793	89,113	5,680	6.4
Total hotel revenue	728,404	739,343	(10,939)	(1.5)
Expenses
Hotel operating expenses:
Rooms	106,465	105,439	(1,026)	(1.0)
Food and beverage	145,901	144,544	(1,357)	(0.9)
Other expenses	225,864	227,913	2,049	0.9
Management fees	23,500	23,261	(239)	(1.0)
Total hotel operating expenses	501,730	501,157	(573)	(0.1)
Property taxes, insurance and other	42,508	38,629	(3,879)	(10.0)
Depreciation and amortization	98,733	93,272	(5,461)	(5.9)
Advisory services fee	30,487	31,089	602	1.9
Corporate general and administrative	14,361	13,523	(838)	(6.2)
Total expenses	687,819	677,670	(10,149)	(1.5)
Gain (loss) on disposition of assets and hotel property	88,165	—	88,165
Operating income (loss)	128,750	61,673	67,077	108.8
Equity in earnings (loss) of unconsolidated entity	(1,608)	(253)	(1,355)	(535.6)
Interest income	7,135	6,401	734	11.5
Other income (expense)	—	293	(293)	(100.0)
Interest expense and amortization of discounts and loan costs	(108,124)	(94,219)	(13,905)	(14.8)
Write-off of loan costs and exit fees	(6,111)	(3,489)	(2,622)	(75.2)
Gain (loss) on extinguishment of debt	(22)	2,318	(2,340)	(100.9)
Realized and unrealized gain (loss) on derivatives	585	(663)	1,248	(188.2)
Income (loss) before income taxes	20,605	(27,939)	48,544	173.7
Income tax (expense) benefit	(842)	(2,689)	1,847	68.7
Net income (loss)	19,763	(30,628)	50,391	164.5
(Income) loss attributable to noncontrolling interest in consolidated entities	(25,928)	(1,619)	24,309	1,501.5
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	4,472	5,230	758	14.5
Net income (loss) attributable to the Company	$(1,693)	$(27,017)	$25,324	93.7%
All hotel properties owned for the year ended December 31, 2024 and 2023 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the year ended December 31, 2024 and 2023. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Occupancy	67.63%	66.94%
ADR (average daily rate)	$452.03	$451.48
RevPAR (revenue per available room)	$305.72	$302.20
Rooms revenue (in thousands)	$452,361	$464,899
Total hotel revenue (in thousands)	$728,404	$739,343
The following table illustrates the key performance indicators of the 15 hotel properties that were owned for the full year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Occupancy	67.00%	65.72%
ADR (average daily rate)	$465.21	$475.92
RevPAR (revenue per available room)	$311.68	$312.76
Rooms revenue (in thousands)	$436,861	$436,164
Total hotel revenue (in thousands)	$700,504	$688,628
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $25.3 million from a net loss of $27.0 million for the year ended December 31, 2023 (“2023”) to $1.7 million for the year ended December 31, 2024 (“2024”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $12.5 million to $452.4 million during 2024 compared to 2023 primarily due to the sale of the Hilton La Jolla Torrey Pines in July 2024. During 2024, we experienced an increase of 0.1% in room rates and a 69 basis point increase in occupancy compared to 2023.
Fluctuations in rooms revenue between 2024 and 2023 are a result of the changes in occupancy and ADR between 2024 and 2023 as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1) (2)	$5,549	571	4.9%
Marriott Seattle Waterfront	1,907	227	3.1%
The Notary Hotel	2,420	456	1.5%
The Clancy	(2,747)	(453)	(2.4)%
Sofitel Chicago Magnificent Mile	2,437	223	5.9%
Pier House Resort & Spa	(1,123)	(130)	(3.2)%
The Ritz-Carlton St. Thomas (1)	(2,929)	(264)	(2.5)%
Park Hyatt Beaver Creek Resort & Spa	(1,284)	70	(6.6)%
Hotel Yountville	(978)	(102)	(6.6)%
The Ritz-Carlton Sarasota (1) (2)	(672)	(52)	(1.2)%
Bardessono Hotel and Spa (1)	(1,691)	(526)	(2.8)%
The Ritz-Carlton Lake Tahoe (1) (2)	1,449	218	1.1%
Cameo Beverly Hills	(2,115)	(583)	(11.1)%
The Ritz-Carlton Reserve Dorado Beach	(442)	(146)	1.4%
Four Seasons Resort Scottsdale	915	549	(8.2)%
Total	$696	128	(2.3)%
Non-comparable
Hilton La Jolla Torrey Pines	$(13,234)	29	(0.9)%
________
(1)This hotel was under renovation during 2024.
(2)This hotel was under renovation during 2023.

Food and Beverage Revenue. Food and beverage revenue decreased $4.1 million, or 2.2%, to $181.3 million during 2024 compared to 2023. We experienced an aggregate decrease in food and beverage revenue of $4.7 million at seven comparable hotel properties as well as a decrease of $6.6 million at Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $7.2 million at Four Seasons Resort Scottsdale, The Ritz-Carlton St. Thomas, The Notary Hotel, Sofitel Chicago Magnificent Mile, Marriott Seattle Waterfront, Capital Hilton, Hotel Yountville, and Pier House Resort & Spa.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $5.7 million, or 6.4%, to $94.8 million during 2024 compared to 2023. This increase is attributable to higher other hotel revenue of $9.6 million at 12 comparable hotel properties. These increases were partially offset by a decrease of $3.0 million at Hilton La Jolla Torrey Pines as well as an aggregate decrease of approximately $943,000 at The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton St. Thomas.
Rooms Expense. Rooms expense increased $1.0 million, or 1.0%, to $106.5 million in 2024 compared to 2023. This increase is attributable to an aggregate increase in rooms expense of $4.3 million at nine comparable hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.0 million at The Ritz-Carlton St. Thomas, Bardessono Hotel and Spa, Hotel Yountville, The Clancy, Park Hyatt Beaver Creek Resort & Spa and Cameo Beverly Hills, as well as a decrease of $2.3 million at Hilton La Jolla Torrey Pines.
Food and Beverage Expense. Food and beverage expense increased $1.4 million, or 0.9%, to $145.9 million during 2024 compared to 2023. This increase is attributable to higher food and beverage expense of $6.3 million at twelve comparable hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.5 million at The Ritz-Carlton Lake Tahoe, Cameo Beverly Hills and Bardessono Hotel and Spa, as well as a decrease of $3.5 million at Hilton La Jolla Torrey Pines.
Other Operating Expenses. Other operating expenses decreased $2.0 million, or 0.9%, to $225.9 million in 2024 compared to 2023. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $938,000 in direct expenses and a decrease of $3.0 million in indirect expenses and incentive management fees in 2024 compared to 2023. Direct expenses were 4.5% of total hotel revenue in 2024 and 4.3% in 2023.
The increase in direct expenses is associated with higher direct expenses of approximately $1.8 million at nine comparable hotel properties. These increases were partially offset by lower direct expenses of $471,000 at The Ritz-Carlton Reserve Dorado Beach, Bardessono Hotel and Spa, Cameo Beverly Hills, The Clancy, The Notary Hotel, and Capital Hilton, as well as $402,000 at Hilton La Jolla Torrey Pines.
The decrease in indirect expenses comprises decreases in: (i) incentive management fees of $1.9 million comprising an aggregate decrease of $1.8 million at our 15 comparable hotel properties and a decrease of $89,000 at the one disposed hotel property; (ii) lease expense of $2.3 million comprising of a decrease of $2.3 million at the one disposed hotel property partially offset by an aggregate increase of $8,000 at our 15 comparable hotel properties; (iii) energy costs of $907,000 comprising a decrease of $911,000 at the one disposed hotel property partially offset by an aggregate decrease of $4,000 at our 15 comparable hotel properties.
These decreases are partially offset by increases in: (i) general and administrative costs of $618,000 comprising an aggregate increase of $2.2 million at our 15 comparable hotel properties partially offset by a decrease of $1.6 million at the one disposed hotel property; (ii) repairs and maintenance of $1.1 million comprising an aggregate increase of $1.6 million at our 15 comparable hotel properties partially offset by a decrease of $516,000 at the one disposed hotel property; and (ii) marketing costs of $334,000 comprising an aggregate increase of $1.9 million at our 15 comparable hotel properties partially offset by a decrease of $1.6 million at the one disposed hotel property.
Management Fees. Base management fees increased $239,000, or 1.0%, to $23.5 million in 2024 compared to 2023. Management fees increased $1.4 million at seven comparable hotel properties. These increases were partially offset by an aggregate decrease of $448,000 at Cameo Beverly Hills, The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton St. Thomas, Bardessono Hotel and Spa, The Clancy, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa, and Hotel Yountville, as well as a decrease of $685,000 at Hilton La Jolla Torrey Pines.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $3.9 million, or 10.0%, to $42.5 million in 2024 compared to 2023. This increase is primarily attributable to an increase of $4.1 million at the Sofitel Chicago

Magnificent Mile related to a property tax refund received in 2023 and an aggregate increase of $2.7 million at 12 comparable hotel properties. These increases were partially offset by an aggregate decrease of approximately $620,000 at Four Seasons Resort Scottsdale and Park Hyatt Beaver Creek Resort & Spa and a decrease of $1.2 million at Hilton La Jolla Torrey Pines.
Depreciation and Amortization. Depreciation and amortization increased $5.5 million, or 5.9%, to $98.7 million for 2024 compared to 2023. This increase is comprised of an aggregate increase of $11.6 million at ten comparable hotel properties. These increases were partially offset by an aggregate decrease of $4.3 million at The Notary Hotel, The Clancy, Pier House Resort & Spa, The Ritz-Carlton St. Thomas and Sofitel Chicago Magnificent Mile, primarily due to fully depreciated assets, as well as a decrease of $1.8 million at Hilton La Jolla Torrey Pines.
Advisory Services Fee. Advisory services fee decreased $602,000, or 1.9%, to $30.5 million in 2024 compared to 2023 due to lower equity-based compensation of $6.5 million and base advisory fee of $144,000, partially offset by higher reimbursable expenses of $3.3 million and a higher incentive fee of $2.7 million.
In 2024, we recorded an advisory services fee of $30.5 million, which included a base advisory fee of $13.8 million, reimbursable expenses of $11.6 million, $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $2.7 million.
In 2023, we recorded an advisory services fee of $31.1 million, which included a base advisory fee of $14.0 million, reimbursable expenses of $8.4 million and $8.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $14.4 million in 2024 compared to expense of $13.5 million in 2023. The increase in corporate general and administrative expenses is primarily attributable to higher professional fees of $3.9 million and $6.0 million of reimbursed legal costs in 2024 as well as higher public company costs of $69,000. These increases were partially offset by lower miscellaneous expenses of $299,000 and lower reimbursed operating expenses of Ashford Securities of $8.9 million. The decrease in Ashford Securities reimbursed operations expenses was related to a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $4.5 million credit to expense in 2024.
Gain (loss) on disposition of assets and hotel property. In 2024, we recorded a gain of approximately $88.2 million primarily related to the sale of Hilton La Jolla Torrey Pines. There was no such gain (loss) recorded for 2023.
Equity in Earnings (Loss) of Unconsolidated Entity. In 2024 and 2023, we recorded equity in loss of unconsolidated entity of $1.6 million and $253,000, respectively, related to our investment in OpenKey. In 2024, equity in loss included an impairment charge to the OpenKey investment of $1.4 million. There was no such impairment recorded in 2023.
Interest Income. Interest income was $7.1 million and $6.4 million in 2024 and 2023, respectively. The increase in interest income in 2024 was primarily attributable to higher average excess cash balances in 2024 compared to 2023, as well as by interest income associated with a tranche of CMBS included in investment in securities.
Other Income (Expense). In 2023, we recorded $293,000 of miscellaneous income.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $13.9 million, or 14.8%, to $108.1 million for 2024 compared to 2023. The increase is primarily due to higher interest expense from higher average interest rates in 2024 and higher amortization of loan costs of approximately $3.0 million in 2024 compared to 2023. The average SOFR rates for 2024 and 2023 were 5.15% and 4.91%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $6.1 million in 2024 related to various loan refinances and modifications. Write-off of loan costs and exit fees was $3.5 million in 2023 related to related to various loan modifications.
Gain (loss) on Extinguishment of Debt. In 2024, we recognized a loss of $22,000 attributable to the discount associated with the Cameo Beverly Hills mortgage loan that was repaid on April 9, 2024. Gain on extinguishment of debt was $2.3 million in 2023 due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $585,000 for 2024 consisted of an unrealized gain on warrants of $12,000 and a realized gain of $4.7 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $4.1 million.

Realized and unrealized loss on derivatives of $663,000 for 2023 consisted of unrealized loss on interest rate caps of approximately $8.7 million, partially offset by an unrealized gain on warrants of $272,000 and a realized gain of $7.8 million associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $1.8 million, from $2.7 million in 2023 to $842,000 in 2024. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in 2024 compared to 2023.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $25.9 million and $1.6 million in 2024 and 2023, respectively. The allocated income for 2024 includes our partner’s share of gain on the sale of the Hilton La Jolla Torrey Pines. At December 31, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity. At December 31, 2023, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $4.5 million in 2024 and $5.2 million in 2023. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.05% and 6.63% as of December 31, 2024 and 2023, respectively.
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
•dividends on our common stock;
•dividends on our preferred stock;
•redemptions of our non-traded preferred stock; and
•capital expenditures to improve our hotel properties.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of December 31, 2024, the mortgage loan secured by The Ritz-Carlton Lake Tahoe was in a cash trap. The amount of cash in the cash trap as of December 31, 2024 was $0.
As of December 31, 2024, the Company held cash and cash equivalents of $135.5 million and restricted cash of $49.6 million, the vast majority of which is comprised of lender and manager-held reserves. As of December 31, 2024, $22.9 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At December 31, 2024, our net debt to gross assets was 40.8%.
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
Our estimated future obligations as of December 31, 2024 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 7 to our consolidated financial statements, we have current obligations of $417.1 million and long-term obligations of $805.9 million. As of December 31, 2024, we held extension options to extend the principal for all of the debt due in 2025 except for $293.2 million. Subsequent to December 31, 2024, we extended two mortgage loans and refinanced our $293.2 million mortgage loan with a final maturity in June 2025 and our $62 million mortgage loan with a final maturity in March 2026. See discussions below in “Debt Transactions.”
As discussed in note 19 to our consolidated financial statements, under our operating leases we have current obligations of approximately $1.2 million and long-term obligations of approximately $56.7 million. Additionally, as discussed in note 18 to our consolidated financial statements, we have short-term capital commitments of approximately $29.1 million.
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
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 10, 2025, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of March 10, 2025, the Company has not repurchased any common stock pursuant to the plan.
Debt Transactions
On March 7, 2024, the Company closed on a $62.0 million non-recourse loan secured by the Ritz-Carlton Reserve Dorado Beach. The mortgage loan had a two-year term, was interest only and provided for a floating interest rate of SOFR + 4.75%.
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
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new mortgage loan totals $407.0 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. As part of this financing, the Company acquired a tranche of CMBS with a par value of $42.2 million and a rate of SOFR + 5.20%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2026, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027. The $407.0 million mortgage loan amount represents an approximate 43% loan-to-value based on third-party appraisals completed by the lender. The appraisals valued the hotels at $953 million based on the sum of their “as-is” values.
On January 14, 2025, the Company amended its mortgage loan secured by the 170-room Ritz-Carlton Lake Tahoe. The terms of the amendment included a $10.0 million principal pay down, extending the current maturity date to July 2025, an interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions. The mortgage loan had an initial maturity date in January 2025. The $43.4 million current mortgage loan amount represents an approximate 27% loan-to-value based on a third-party appraisal completed by the lender. The appraisal valued the hotel at $160 million based on its “as-is” value.
On March 7, 2025, the Company refinanced its $293.2 million mortgage loan secured by The Clancy, The Notary Hotel, Marriott Seattle Waterfront, and Sofitel Chicago Magnificent Mile, which had an interest rate of SOFR + 2.66% and a final maturity date in June of 2025 and its $62.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which had an interest rate of SOFR + 4.75% and a final maturity date in March of 2026. The new $363.0 million mortgage loan bears interest at a floating interest rate of SOFR + 2.52% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by five hotels: The Clancy, The Notary Hotel, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, and The Ritz-Carlton Reserve Dorado Beach. The $363.0

million mortgage loan amount represents an approximate 49% loan-to-value based on third-party appraisals completed by the lender. The appraisals valued the hotels at $742 million based on the sum of their “as-is” values.
Sources and Uses of Cash
We had approximately $135.5 million and $85.6 million of cash and cash equivalents at December 31, 2024 and December 31, 2023, respectively.
We anticipate using funds to pay for capital expenditures for our 15 hotel properties, estimated to be between approximately $75.0 million to $95.0 million in fiscal year 2025 and debt interest payments, estimated to be approximately $80.0 million in 2025 based on future payments using the one month SOFR rate as of December 31, 2024. This estimate will fluctuate based on changes in the one-month SOFR rate and any future changes in outstanding indebtedness.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $66.8 million and $84.7 million for the year ended December 31, 2024 and 2023, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of a hotel property. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2024, net cash flows provided by investing activities were $35.5 million. The cash inflows were primarily attributable to $155.6 million from the sale of Hilton La Jolla Torrey Pines and $958,000 from property insurance proceeds, partially offset by cash outflows of $42.3 million from the purchase of a tranche of CMBS, $70.6 million of capital improvements made to various hotel properties, $8.1 million from the issuance of a note receivable and a $79,000 loan to OpenKey. Our capital improvements consisted of approximately $49.6 million of return on investment capital projects and approximately $21.0 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2024, net cash flows used in financing activities were $83.8 million. Cash outflows primarily consisted of $184.1 million of repayments of indebtedness, $51.6 million of dividend and distribution payments, $1.6 million to purchase interest rate caps, $15.4 million of payments of loan costs and exit fees, $27.0 million distributions to noncontrolling interest in consolidated entities, and $45.6 million for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $234.0 million from borrowings on indebtedness, $4.9 million of proceeds from in-the-money interest rate caps and $3.0 million of contributions from noncontrolling interest in consolidated entities.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. There were no impairment charges recorded for the years ended December 31, 2024, 2023 and 2022.
Income Taxes. At December 31, 2024 and 2023, we had a valuation allowance of approximately $16.5 million and $16.2 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2024, we had TRS net operating loss carry forwards for U.S. federal income tax purposes of $65.3 million, of which $45.8 million is subject to expiration and will begin to expire in 2025. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carry forwards subject to expiration may be available to offset future taxable income, if any, for 2025 through 2035, with the remainder available to offset taxable income beyond 2035; however, there could be substantial limitations on their use imposed by the Code. Management determined that it is more likely than not that $16.5 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly. At December 31, 2024, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted the standard effective for the year ended December 31, 2024. See note 23 to our consolidated financial statements.
Recently Issued Accounting Standards
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations.
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
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
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, gain/loss on insurance settlements, legal, advisory and settlement costs, advisory services incentive fee, gain/loss on extinguishment of debt, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$19,763	$(30,628)	$19,348
Interest expense and amortization of loan costs	108,124	94,219	52,166
Depreciation and amortization	98,733	93,272	78,122
Income tax expense (benefit)	842	2,689	4,043
Equity in (earnings) loss of unconsolidated entity	1,608	253	328
Company’s portion of EBITDA of OpenKey	(268)	(274)	(334)
EBITDA	228,802	159,531	153,673
(Gain) loss on disposition of assets and hotel property	(88,165)	—	—
EBITDAre	140,637	159,531	153,673
Amortization of favorable (unfavorable) contract assets (liabilities)	453	474	463
Transaction and conversion costs (1)	(4,447)	4,561	9,679
Write-off of premiums, loan costs and exit fees	6,111	3,489	146
Realized and unrealized (gain) loss on derivatives	(585)	663	(4,961)
Stock/unit-based compensation	2,611	9,244	11,285
Legal, advisory and settlement costs	12,676	1,397	2,170
(Gain) loss on extinguishment of debt	22	(2,318)	—
Other (income) expense	—	(293)	—
(Gain) loss on insurance settlements	(8)	—	(55)
Severance	102	—	—
Company’s portion of adjustments to EBITDAre of OpenKey	3	—	8
Adjusted EBITDAre	$157,575	$176,748	$172,408
__________________
(1) Includes amounts associated with to funding certain expenses of Ashford Securities LLC, in which 2024 include a true up of these expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2024. The results of the Hilton La Jolla Torrey Pines are excluded from its disposition date through December 31, 2024 (in thousands) (unaudited):

	Year Ended December 31, 2024
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$(5,023)	$94,906	$1,178	$876	$6,903	$1,875	$1,200	$6,009	$(2,607)	$13,728	$(9,085)	$6,172	$9,312	$(5,778)	$5,762	$(452)	$124,976	$(105,213)	$19,763
Non-property adjustments (2)	151	(88,115)	—	—	—	—	(50)	—	—	—	5	(8)	2,086	—	—	—	(85,931)	85,931	—
Interest income	(196)	(273)	1	—	—	—	—	(88)	(240)	(224)	(244)	(122)	(145)	—	(12)	(250)	(1,793)	1,793	—
Interest expense	10,049	—	—	—	4,262	—	5,752	—	—	618	4,758	80	2,779	763	5,101	12,684	46,846	54,891	101,737
Amortization of loan costs	46	—	—	—	377	—	69	—	—	—	154	—	—	46	637	937	2,266	4,121	6,387
Depreciation and amortization	13,690	2,328	4,515	2,692	1,950	1,809	5,099	5,983	8,122	7,403	8,468	7,841	8,655	2,621	7,198	10,359	98,733	—	98,733
Income tax expense (benefit)	192	155	—	—	—	—	—	(26)	—	—	—	—	91	—	434	—	846	(4)	842
Non-hotel EBITDA ownership expense (income)	48	103	48	868	112	270	22	71	458	399	1,031	33	(2,158)	863	18	8	2,194	(2,194)	—
Hotel EBITDA including amounts attributable to noncontrolling interest (3)	18,957	9,104	5,742	4,436	13,604	3,954	12,092	11,949	5,733	21,924	5,087	13,996	20,620	(1,485)	19,138	23,286	188,137	39,325	227,462
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(4,740)	(2,276)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,016)	7,016	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,608	1,608
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(268)	(268)
Hotel EBITDA attributable to the Company and OP unitholders	$14,217	$6,828	$5,742	$4,436	$13,604	$3,954	$12,092	$11,949	$5,733	$21,924	$5,087	$13,996	$20,620	$(1,485)	$19,138	$23,286	$181,121	$47,681	$228,802
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.
(3)Referred to as hotel adjusted EBITDA in note 23 to the Company’s consolidated financial statements.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2023 (in thousands) (unaudited):

	Year Ended December 31, 2023
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four Seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$4,934	$12,836	$3,392	$1,428	$6,799	$871	$1,088	$2,071	$(462)	$11,171	$(4,690)	$5,471	$8,322	$(4,222)	$13,480	$1,138	$63,627	$(94,255)	$(30,628)
Non-property adjustments (2)	—	—	—	—	—	—	—	—	—	—	249	—	—	(292)	—	495	452	(452)	—
Interest income	(237)	(346)	—	—	—	—	—	(41)	(137)	(235)	128	(73)	(44)	—	—	(140)	(1,125)	1,125	—
Interest expense	—	—	—	1,756	5,555	2,263	5,639	—	—	5,096	4,002	80	3,892	2,688	281	10,046	41,298	49,538	90,836
Amortization of loan costs	—	—	—	—	321	24	809	—	—	95	183	—	63	176		711	2,382	1,001	3,383
Depreciation and amortization	9,859	4,176	4,697	2,328	2,290	1,643	4,624	8,062	9,785	6,155	5,243	7,252	8,672	2,251	6,609	9,626	93,272	—	93,272
Income tax expense (benefit)	126	173	—	—	—	—	—	10	—	—	—	—	1,662	—	476	—	2,447	242	2,689
Non-hotel EBITDA ownership expense (income)	745	450	94	555	46	114	113	215	90	99	967	86	61	386	78	(13)	4,086	(4,086)	—
Hotel EBITDA including amounts attributable to noncontrolling interest (3)	15,427	17,289	8,183	6,067	15,011	4,915	12,273	10,317	9,276	22,381	6,082	12,816	22,628	987	20,924	21,863	206,439	(46,887)	159,552
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,857)	(4,322)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,179)	8,179	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	253	253
Company's portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(274)	(274)
Hotel EBITDA attributable to the Company and OP unitholders	$11,570	$12,967	$8,183	$6,067	$15,011	$4,915	$12,273	$10,317	$9,276	$22,381	$6,082	$12,816	$22,628	$987	$20,924	$21,863	$198,260	$(38,729)	$159,531
_____________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.
(3)Referred to as hotel adjusted EBITDA in note 23 to the Company’s consolidated financial statements.

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

	Year Ended December 31, 2022
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four Seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$1,125	$13,162	$2,226	$4,488	$12,377	$2,547	$5,668	$(505)	$(2,872)	$17,641	$5,020	$3,790	$18,920	$(1,390)	$7,583	$933	$90,713	$(71,365)	$19,348
Non-property adjustments (2)	—	—	—	—	—	—	76	(16)	—	—	—	—	(40)	—	—	—	20	(20)	—
Interest income	(55)	(73)	—	—	—	—	—	(5)	(24)	(52)	—	(12)	(8)	—	—	(4)	(233)	233	—
Interest expense	—	—	—	1,674	2,802	2,165	3,228	—	—	4,919	2,017	26	2,557	1,822	1,747	—	22,957	26,753	49,710
Amortization of loan costs	—	—	—	135	307	102	713	—	—	370	150	—	43	167	—	—	1,987	469	2,456
Depreciation and amortization	7,420	4,118	5,975	2,371	2,611	2,046	3,932	8,028	11,226	5,326	3,234	5,406	8,072	2,452	5,124	781	78,122	—	78,122
Income tax expense (benefit)	—	—	—	—	—	—	—	19	—	—	—	—	415	—	333	—	767	3,276	4,043
Non-hotel EBITDA ownership expense (income)	1,684	121	87	459	18	98	3	152	24	2,173	962	7	178	106	100	—	6,172	(6,172)	—
Hotel EBITDA including amounts attributable to noncontrolling interest (3)	10,174	17,328	8,288	9,127	18,115	6,958	13,620	7,673	8,354	30,377	11,383	9,217	30,137	3,157	14,887	1,710	200,505	(46,826)	153,679
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(2,543)	(4,333)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,876)	6,876	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	328	328
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(334)	(334)
Hotel EBITDA attributable to the Company and OP unitholders	$7,631	$12,995	$8,288	$9,127	$18,115	$6,958	$13,620	$7,673	$8,354	$30,377	$11,383	$9,217	$30,137	$3,157	$14,887	$1,710	$193,629	$(39,956)	$153,673
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.
(3)Referred to as hotel adjusted EBITDA in note 23 to the Company’s consolidated financial statements.

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes transaction and conversion costs, other income/expense, write-off of premiums, loan costs and exit fees, legal, advisory and settlement costs, stock/unit-based compensation, severance, gain/loss on insurance settlements, gain/loss on extinguishment of debt, and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$19,763	$(30,628)	$19,348
(Income) loss attributable to noncontrolling interest in consolidated entities	(25,928)	(1,619)	(2,063)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	4,472	5,230	476
Preferred dividends	(40,295)	(42,304)	(21,503)
Deemed dividends on preferred stock	(8,958)	(4,719)	(6,954)
Net income (loss) attributable to common stockholders	(50,946)	(74,040)	(10,696)
Depreciation and amortization on real estate (1)	94,944	90,031	75,508
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(4,472)	(5,230)	(476)
Equity in (earnings) loss of unconsolidated entity	1,608	253	328
(Gain) loss on disposition of assets and hotel property (1)	(61,925)	—	—
Company’s portion of FFO of OpenKey	(322)	(296)	(333)
FFO available to common stockholders and OP unitholders	(21,113)	10,718	64,331
Deemed dividends on preferred stock	8,958	4,719	6,954
Transaction and conversion costs (2)	(4,447)	4,561	9,679
Write-off of premiums, loan costs and exit fees	6,111	3,489	146
Unrealized (gain) loss on derivatives	4,071	8,413	(4,464)
Stock/unit-based compensation	2,611	9,244	11,285
Legal, advisory and settlement costs	12,676	1,397	2,170
Interest expense accretion on refundable membership club deposits	616	671	723
Amortization of loan costs (1)	6,080	3,289	2,365
(Gain) loss on extinguishment of debt	22	(2,318)	—
Other (income) expense	—	(293)	—
(Gain) loss on insurance settlements	(8)	—	(55)
Severance	102	—	—
Company’s portion of adjustments to FFO of OpenKey	3	—	8
Adjusted FFO available to common stockholders and OP unitholders	$15,682	$43,890	$93,142
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization on real estate	$(3,789)	$(3,241)	$(2,614)
Amortization of loan costs	(307)	(94)	(91)
Gain (loss) on disposition of assets and hotel property	26,240	—	—
(2)     Includes amounts associated with to funding certain expenses of Ashford Securities LLC, in which 2024 include a true up of these expenses.

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
At December 31, 2024, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at December 31, 2024, would be approximately $2.8 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2024, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

Presentation of Commercial Mortgage-Backed Security

As described in Note 7 to the Company’s consolidated financial statements, on August 7, 2024, the Company refinanced two existing mortgage loans and a credit facility into a new $407 million mortgage loan. The Company also purchased an investment in a tranche of Commercial Mortgage-Backed Securities (“CMBS”), which is secured by the five hotel properties which secure the $407 million mortgage loan. The CMBS has a par value of $42.2 million and a rate of SOFR + 5.20%.

We identified the presentation of the mortgage loan, investment in the CMBS, as well as the corresponding interest expense and interest income, as a critical audit matter. Auditing the presentation of the CMBS and related mortgage loan was especially challenging due to the inherent complexities of the agreements and relevant accounting literature. Auditing the presentation required an increased level of audit effort, including involvement of professionals with expertise in the relevant technical accounting literature.

The primary procedures we performed to address the critical audit matter included:

•Inspecting the underlying agreements for the CMBS and mortgage loan to understand the relevant terms.
•Utilizing personnel with expertise in the relevant technical accounting literature to evaluate the appropriate presentation of the mortgage loan, investment in the CMBS, interest expense and interest income.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

Dallas, Texas

March 12, 2025

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross	$2,252,574	$2,382,716
Accumulated depreciation	(473,888)	(498,508)
Investments in hotel properties, net	1,778,686	1,884,208
Cash and cash equivalents	135,465	85,599
Restricted cash	49,592	80,904
Investment in securities (amortized cost of $42,279)	41,535	—
Accounts receivable, net of allowance of $459 and $237, respectively	31,754	39,199
Inventories	4,664	5,003
Note receivable	8,283	—
Prepaid expenses	5,116	9,938
Deferred costs, net	75	75
Investment in unconsolidated entity	145	1,674
Derivative assets	356	2,847
Operating lease right-of-use assets	34,852	78,383
Other assets	19,538	17,751
Intangible assets, net	3,125	3,504
Due from third-party hotel managers	22,873	17,739
Total assets	$2,136,059	$2,226,824
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,210,018	$1,162,444
Accounts payable and accrued expenses	143,566	149,867
Dividends and distributions payable	9,255	9,158
Due to Ashford Inc.	4,267	1,471
Due to related parties, net	1,055	603
Due to third-party hotel managers	1,476	1,608
Operating lease liabilities	19,984	60,379
Other liabilities	24,268	22,756
Derivative liabilities	—	12
Total liabilities	1,413,889	1,408,298
Commitments and contingencies (note 18)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 14,910,521 and 16,316,315 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	352,502	377,035
Series M redeemable preferred stock, $0.01 par value, 1,476,621 and 1,832,805 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	36,916	45,623
Redeemable noncontrolling interests in operating partnership	29,964	32,395
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 66,607,823 and 66,636,353 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	665	666
Additional paid-in capital	718,536	718,498
Accumulated other comprehensive income (loss)	(684)	—
Accumulated deficit	(477,804)	(412,199)
Total stockholders’ equity of the Company	240,729	306,981
Noncontrolling interest in consolidated entities	(3,367)	(8,934)
Total equity	237,362	298,047
Total liabilities and equity	$2,136,059	$2,226,824
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rooms	$452,361	$464,899	$431,515
Food and beverage	181,250	185,331	159,241
Other	94,793	89,113	78,829
Total hotel revenue	728,404	739,343	669,585
EXPENSES
Hotel operating expenses:
Rooms	106,465	105,439	94,410
Food and beverage	145,901	144,544	125,555
Other expenses	225,864	227,913	205,373
Management fees	23,500	23,261	20,149
Total hotel operating expenses	501,730	501,157	445,487
Property taxes, insurance and other	42,508	38,629	30,766
Depreciation and amortization	98,733	93,272	78,122
Advisory services fee	30,487	31,089	28,847
(Gain) loss on legal settlements	—	—	(114)
Corporate general and administrative	14,361	13,523	18,084
Total operating expenses	687,819	677,670	601,192
Gain (loss) on disposition of assets and hotel property	88,165	—	—
OPERATING INCOME (LOSS)	128,750	61,673	68,393
Equity in earnings (loss) of unconsolidated entity	(1,608)	(253)	(328)
Interest income	7,135	6,401	2,677
Other income (expense)	—	293	—
Interest expense and amortization of discounts and loan costs	(108,124)	(94,219)	(52,166)
Write-off of loan costs and exit fees	(6,111)	(3,489)	(146)
Gain (loss) on extinguishment of debt	(22)	2,318	—
Realized and unrealized gain (loss) on derivatives	585	(663)	4,961
INCOME (LOSS) BEFORE INCOME TAXES	20,605	(27,939)	23,391
Income tax (expense) benefit	(842)	(2,689)	(4,043)
NET INCOME (LOSS)	19,763	(30,628)	19,348
(Income) loss attributable to noncontrolling interest in consolidated entities	(25,928)	(1,619)	(2,063)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	4,472	5,230	476
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,693)	(27,017)	17,761
Preferred dividends	(40,295)	(42,304)	(21,503)
Deemed dividends on preferred stock	(8,958)	(4,719)	(6,954)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(50,946)	$(74,040)	$(10,696)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.77)	$(1.13)	$(0.15)
Weighted average common shares outstanding – basic	66,500	65,989	69,687
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.77)	$(1.13)	$(0.15)
Weighted average common shares outstanding – diluted	66,500	65,989	69,687
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$19,763	$(30,628)	$19,348
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	(744)	—	—
Total other comprehensive income (loss)	(744)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	19,019	(30,628)	19,348
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(25,928)	(1,619)	(2,063)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	4,532	5,230	476
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,377)	$(27,017)	$17,761
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock						Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$—	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Purchase of common stock	—	—	(1,773)	(17)	(7,448)	—	—	—	(7,465)	—	—	—	—	—	—	—
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	—	(5,601)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,475	—	—	—	5,475	—	—	—	—	—	—	5,810
Issuance of common stock	—	—	6,000	60	34,944	—	—	—	35,004	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	10,961	245,827	1,404	33,922	—
Issuance of restricted shares/units	—	—	349	3	2	—	—	—	5	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(22)	—	—	—	—	—	—	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	7	—	—	7	—	—	—	—	—	—	—
Dividends declared - common stock - ($0.08/share)	—	—	—	—	—	(5,672)	—	—	(5,672)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38 /share)	—	—	—	—	—	(4,233)	—	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06 /share)	—	—	—	—	—	(3,300)	—	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.97/share)	—	—	—	—	—	(12,694)	—	—	(12,694)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.05/share)	—	—	—	—	—	(1,276)	—	—	(1,276)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,024)	(2,024)	—	—	—	—	—	—	(665)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4
Net income (loss)	—	—	—	—	—	17,761	—	2,063	19,824	—	—	—	—	—	—	(476)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(14)	(365)	(5)	(134)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(6,954)	—	—	(6,954)	—	—	—	6,275	—	679	—
Redemption value adjustment	—	—	—	—	—	205	—	—	205	—	—	—	—	—	—	(205)
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$—	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,564	—	—	—	3,564	—	—	—	—	—	—	5,680
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	3,931	88,448	542	13,051	—
Issuance of restricted shares/units	—	—	689	7	14	—	—	—	21	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common stock - $0.20/share)	—	—	—	—	—	(13,423)	—	—	(13,423)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38/share)	—	—	—	—	—	(4,233)	—	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06/share)	—	—	—	—	—	(3,300)	—	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.91/share)	—	—	—	—	—	(30,883)	—	—	(30,883)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.07 /share)	—	—	—	—	—	(3,888)	—	—	(3,888)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,517	9,517	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,724)	(3,724)	—	—	—	—	—	—	(1,444)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	(27,017)	—	1,619	(25,398)	—	—	—	—	—	—	(5,230)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(272)	(6,423)	(137)	(3,395)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(4,719)	—	—	(4,719)	—	—	—	3,934	—	785	—
Redemption value adjustment	—	—	—	—	—	4	—	—	4	—	—	—	—	—	—	(4)
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$—	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	403	—	—	—	403	—	—	—	—	—	—	2,208
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	130	3,260	6	143	—

	8.25% Series D Cumulative Preferred Stock						Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount

Issuance of restricted shares/units	—	—	143	1	2	—	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common stock - $0.20/share)	—	—	—	—	—	(13,401)	—	—	(13,401)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38 /share)	—	—	—	—	—	(4,233)	—	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06 /share)	—	—	—	—	—	(3,300)	—	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.88/share)	—	—	—	—	—	(29,328)	—	—	(29,328)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.10 /share)	—	—	—	—	—	(3,434)	—	—	(3,434)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,961	2,961	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,322)	(23,322)	—	—	—	—	—	—	(1,397)
Net income (loss)	—	—	—	—	—	(1,693)	—	25,928	24,235	—	—	—	—	—	—	(4,472)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,535)	(36,554)	(362)	(9,047)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(684)	—	(684)	—	—	—	—	—	—	(60)
Redemption value adjustment - preferred stock	—	—	—	—	—	(8,958)	—	—	(8,958)	—	—	—	8,761	—	197	—
Redemption value adjustment	—	—	—	—	—	(1,258)	—	—	(1,258)	—	—	—	—	—	—	1,258
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,763	$(30,628)	$19,348
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	98,733	93,272	78,122
Equity-based compensation	2,611	9,244	11,285
Bad debt expense	318	915	838
(Gain) loss on extinguishment of debt	22	(2,318)	—
Amortization of loan costs, discounts and capitalized default interest	6,890	2,195	(816)
Write-off of loan costs and exit fees	6,111	3,489	146
Amortization of intangibles	453	474	474
Amortization of non-refundable membership initiation fees	(2,200)	(1,776)	(1,470)
Interest expense accretion on refundable membership club deposits	616	671	723
(Gain) loss on disposition of assets and hotel property	(88,165)	—	—
Realized and unrealized (gain) loss on derivatives	(585)	663	(4,961)
Non-cash interest income	(207)	—	—
Equity in (earnings) loss of unconsolidated entity	1,608	253	328
Deferred income tax expense (benefit)	(96)	1,329	51
Changes in operating assets and liabilities, exclusive of acquisitions, disposition of assets and hotel property:
Accounts receivable and inventories	6,260	11,264	(9,088)
Prepaid expenses and other assets	3,058	(5,758)	(501)
Accounts payable and accrued expenses	8,454	47	1,650
Operating lease right-of-use assets	416	592	588
Due to/from related parties, net	452	1,541	832
Due to/from third-party hotel managers	(5,266)	8,398	2,590
Due to/from Ashford Inc.	4,632	(10,361)	8,249
Operating lease liabilities	(157)	(313)	(294)
Other liabilities	3,096	1,518	1,389
Net cash provided by (used in) operating activities	66,817	84,711	109,483

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	958	361	36
Proceeds from hotel management agreement amendment	—	—	1,667
Issuance of note receivable	(8,076)	—	—
Payments for initial franchise fee	—	(75)	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	—	(354,445)
Net proceeds from sale of hotel property	155,583	—	—
Purchase of securities	(42,279)	—	—
Investment in unconsolidated entity	(79)	(238)	(328)
Improvements and additions to hotel properties	(70,598)	(77,114)	(49,148)
Net cash provided by (used in) investing activities	35,509	(77,066)	(402,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	234,000	370,600	170,500
Repayments of indebtedness	(184,100)	(534,307)	(68,500)
Payments of loan costs and exit fees	(15,372)	(11,636)	(4,080)
Payments for derivatives	(1,592)	(5,051)	(3,030)
Proceeds from derivatives	4,904	7,720	167
Purchase of common stock	(369)	(19,307)	(7,411)
Payments for dividends and distributions	(51,558)	(52,563)	(20,763)
Net proceeds from issuance of preferred stock	—	97,862	278,621
Common stock offering costs	—	—	(112)
Contributions from noncontrolling interest in consolidated entities	2,961	9,517	164

	Year Ended December 31,
	2024	2023	2022

Redemption of operating partnership units	—	(7,162)	—
Distributions to noncontrolling interest in consolidated entities	(27,045)	(2,693)	—
Redemption of preferred stock	(45,601)	(9,818)	(499)
Net cash provided by (used in) financing activities	(83,772)	(156,838)	345,057
Net change in cash, cash equivalents and restricted cash	18,554	(149,193)	52,322
Cash, cash equivalents and restricted cash at beginning of period	166,503	315,696	263,374
Cash, cash equivalents and restricted cash at end of period	$185,057	$166,503	$315,696

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$102,541	$91,576	$48,901
Income taxes paid (refunded)	(728)	3,424	1,239

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$9,255	$9,158	$8,184
Common stock purchases accrued but not paid	—	—	54
Assumption of debt in hotel acquisition	—	—	58,601
Capital expenditures accrued but not paid	8,825	21,702	6,702
Issuance of common stock for hotel acquisition	—	—	35,040
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	—	2,024
Accrued preferred stock offering expenses	—	—	23
Non-cash preferred stock dividends	3,403	3,614	1,050
Non-cash common stock dividends	—	—	5
Unsettled proceeds from derivatives	113	361	330
Non-cash common stock/unit dividends	35	20	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,599	$261,541	$215,998
Restricted cash at beginning of period	80,904	54,155	47,376
Cash, cash equivalents and restricted cash at beginning of period	$166,503	$315,696	$263,374

Cash and cash equivalents at end of period	$135,465	$85,599	$261,541
Restricted cash at end of period	49,592	80,904	54,155
Cash, cash equivalents and restricted cash at end of period	$185,057	$166,503	$315,696
See Notes to Consolidated Financial Statements.

Table of Contents
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024, 2024 and 2022

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
The accompanying consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of December 31, 2024, own 15 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and one hotel property that is owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of December 31, 2024, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
As of December 31, 2024, 13 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS, and the one hotel property majority-owned through a consolidated partnership was leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
For property and equipment acquired in a business combination, we record the assets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expense as incurred. Property and equipment acquired in an asset acquisition are recorded at cost. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.
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
Investment in Unconsolidated Entity—As of December 31, 2024, we held a 7.9% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. See note 6.
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
Intangible Assets, net—Intangible assets, net represents the customer relationships associated with The Ritz-Carlton Sarasota acquisition, which are amortized using the straight-line method over its expected useful life, which approximates amortization based on economic consumption. See note 21.
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
Due to/from Related Parties, net—Due to/from related parties, net, represent current receivables and payables resulting from transactions related to hotel management with a related party. Due to/from related parties is generally settled within a period not exceeding one year. See note 17.

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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in one and two hotel properties at December 31, 2024 and 2023, respectively, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2024 and 2023 was $58.7 million and $49.4 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2024, 2023 and 2022, we incurred advertising costs of $6.5 million, $6.4 million and $6.5 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
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
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to TRSs. However, Braemar TRS and our USVI TRS are treated as TRSs for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to our TRSs using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 20.
The entities that own 14 of our 15 hotel properties are considered partnerships for U.S. federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. Partnerships are not subject to U.S. federal income tax on their income. Instead, each of its partners is required to include in income its allocable share of the partnership’s income. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Puerto Rico and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the 15 hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be TRSs of Braemar.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, USVI, Puerto Rico and various states and cities. Tax years 2020 through 2024 remain subject to potential examination by certain federal, foreign and state taxing authorities.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations.
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
Recently Adopted Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted the standard effective for the year ended December 31, 2024. See note 23.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$92,330	$25,051	$15,763	$133,144
Puerto Rico	1	49,994	17,609	10,785	78,388
Arizona	1	36,704	26,062	9,347	72,113
Colorado	1	24,067	14,084	9,756	47,907
Florida	2	59,651	31,635	25,357	116,643
Illinois	1	27,949	7,283	2,336	37,568
Pennsylvania	1	28,642	6,358	1,455	36,455
Washington	1	30,317	5,234	3,225	38,776
Washington, D.C.	1	42,164	19,251	3,719	65,134
USVI	1	45,042	19,476	9,857	74,375
Sold hotel property	1	15,501	9,207	3,193	27,901
Total	16	$452,361	$181,250	$94,793	$728,404

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$98,412	$27,161	$14,876	$140,449
Puerto Rico	1	50,436	18,214	11,595	80,245
Arizona	1	35,789	23,803	8,074	67,666
Colorado	1	25,351	14,888	9,096	49,335
Florida	2	61,446	32,418	22,297	116,161
Illinois	1	25,512	6,337	2,068	33,917
Pennsylvania	1	26,222	5,564	1,331	33,117
Washington	1	28,410	4,425	1,794	34,629
Washington, D.C.	1	36,615	19,234	1,867	57,716
USVI	1	47,971	17,460	9,963	75,394
Sold hotel property	1	28,735	15,827	6,152	50,714
Total	16	$464,899	$185,331	$89,113	$739,343

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$106,755	$30,267	$13,641	$150,663
Puerto Rico	1	38,077	14,238	8,931	61,246
Arizona	1	3,107	1,430	657	5,194
Colorado	1	25,253	16,397	8,965	50,615
Florida	2	73,629	34,068	24,771	132,468
Illinois	1	24,829	7,150	1,656	33,635
Pennsylvania	1	22,237	4,121	1,178	27,536
Washington	1	21,445	3,619	1,321	26,385
Washington, D.C.	1	29,877	13,276	1,960	45,113
USVI	1	58,426	18,990	10,238	87,654
Sold hotel property	1	27,880	15,685	5,511	49,076
Total	16	$431,515	$159,241	$78,829	$669,585
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$630,842	$630,842
Buildings and improvements	1,430,096	1,535,501
Furniture, fixtures and equipment	158,470	166,673
Construction in progress	20,420	36,954
Residences	12,746	12,746
Total cost	2,252,574	2,382,716
Accumulated depreciation	(473,888)	(498,508)
Investments in hotel properties, net	$1,778,686	$1,884,208
For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $98.2 million, $92.6 million and $78.0 million, respectively.
Impairment Charges
During the years ended December 31, 2024, 2023 and 2022, no impairment charges were recorded.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The sale resulted in a gain of approximately $88.1 million for the year ended December 31, 2024 and is included in “gain (loss) on disposition of assets and hotel property” in our consolidated statements of operations. Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our consolidated statements of operations for the year ended December 31, 2024, 2023 and 2022, respectively. The following table includes the consolidated financial information from this hotel property (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total hotel revenue	$27,901	$50,714	$49,076
Total hotel operating expenses	(17,194)	(30,999)	(29,336)
Property taxes, insurance and other	(1,704)	(2,876)	(2,532)
Depreciation and amortization	(2,328)	(4,176)	(4,118)
Gain (loss) on disposition of assets and hotel property	88,115	—	—
Operating income (loss)	94,790	12,663	13,090
Interest income	273	346	73
Interest expense and amortization of loan costs	(3,856)	(6,069)	(3,202)
Write-off of loan costs and exit fees	(101)	—	(21)
Income (loss) before income taxes	91,106	6,940	9,940
Income from consolidated entities attributable to noncontrolling interests	(27,995)	(3,335)	(3,419)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(5,028)	(247)	(502)
Income (loss) before income taxes attributable to the Company	$58,083	$3,358	$6,019
6. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms.
As of December 31, 2024, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$—	$1,416
Ownership interest in OpenKey	7.9%	7.9%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Equity in earnings (loss) of unconsolidated entity	$(297)	$(273)	$(328)

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
On February 27, 2024, the Company approved additional funding, together with Ashford Inc., up to $1.0 million in aggregate to OpenKey, allocated pro rata among them. As of December 31, 2024, funding of $79,000 has been made pursuant to the 2024 funding agreement. As of December 31, 2024, the Company has funded a total amount of approximately $317,000.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	December 31, 2024	December 31, 2023
Investment in unconsolidated entity	$145	$258
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Equity in earnings (loss) of unconsolidated entity	$40	$20	$—
We review our investment in OpenKey, which includes our note receivable, for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity.
As of December 31, 2024, we determined that the estimated fair value of the investment in OpenKey was less than our carrying amount. During the year ended December 31, 2024, we recorded an impairment charge of $1.1 million associated with the equity investment in OpenKey and an impairment charge of $232,000 associated with the note receivable from OpenKey. The impairment charges are included in “equity in earnings (loss) of unconsolidated entity” in our consolidated statements of operations. There were no impairment charges recorded for the years ended December 31, 2023 and 2022.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (15)	Interest Rate	December 31, 2024		December 31, 2023
					Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (3)	Cameo Beverly Hills	August 2024	August 2024	SOFR (1) + 3.66%	$—	—	$30,000	71,196
Mortgage loan (4)	Hilton La Jolla Torrey Pines	August 2024	August 2024	9.00%	—	—	66,600	66,947
Mortgage loan (5)	The Ritz-Carlton Lake Tahoe	January 2025	January 2026	SOFR (1) + 3.60%	53,413	135,287	53,413	132,467
Mortgage loan (6)	Park Hyatt Beaver Creek Resort & Spa	February 2025	February 2027	SOFR (1) + 2.86%	70,500	144,707	70,500	140,966
Mortgage loan (7)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	293,180	354,893	293,180	378,335
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (8)(9)	The Ritz-Carlton St. Thomas	August 2025	August 2026	SOFR (1) + 4.35%	—	—	42,500	114,224
Mortgage loan (9)(10)	Pier House Resort & Spa	September 2025	September 2026	SOFR (1) + 3.60%	—	—	80,000	81,806
Mortgage loan (11)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	62,000	186,539	—	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	—	86,250	—
BAML Credit Facility (9)(12)	Bardessono Hotel & Spa	July 2026	July 2027	Base Rate (2) +1.25% to 2.00% or SOFR (1) + 2.35% to 3.10%	—	—	200,000	303,405
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (9)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	496,223	—	—
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (13)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (1) + 3.75%	140,000	255,631	140,000	261,737
Mortgage loan (14)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	134,013	110,600	143,840
					1,222,943	1,707,293	1,173,043	1,694,923
Capitalized default interest and late charges, net					—		120
Deferred loan costs, net					(11,985)		(9,135)
Premiums/(discounts), net					(940)		(1,584)
Indebtedness, net					$1,210,018		$1,162,444
__________________
(1)SOFR rates were 4.33% and 5.35% at December 31, 2024 and December 31, 2023, respectively.
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
(5)On January 14, 2025, we amended this mortgage loan. Terms of the amendment included a $10.0 million principal pay-down, current maturity date extension to July 2025, interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions.
(6)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised February 2025.
(7)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the fifth was exercised in June 2024.
(8)On January 29, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to August 2025, and the variable rate increased from SOFR + 4.04% to SOFR 4.35%. This amended mortgage loan had one one-year extension option, subject to satisfaction of certain conditions. This mortgage loan had a SOFR floor of 4.00%.
(9)On August 7, 2024, we refinanced this mortgage loan and credit facility into a new $407.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 3.24%, has a two-year initial term, and has three one-year extension options, subject to satisfaction of certain conditions. Braemar holds a tranche of Commercial Mortgage-Backed Securities (“CMBS”), which is secured by the five hotel properties that serve as collateral for the new mortgage loan and has a par value of $42.2 million and a rate of SOFR + 5.20%. The CMBS is reported as “investment in securities” on the consolidated balance sheet.
(10)On January 3, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to September 2025, and the variable rate increased from SOFR + 1.95% to SOFR + 3.60%. This mortgage loan had one one-year extension option, subject to satisfaction of certain conditions.
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
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the years ended December 31, 2024, 2023 and 2022, the Company recorded coupon interest expense of $3.9 million, $3.9 million and $3.9 million, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded discount amortization of $621,000, $589,000 and $553,000 respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
The Convertible Senior Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, based on an initial conversion rate of 157.7909 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $6.34 per share of common stock), subject to adjustment of the conversion rate under certain circumstances. As of December 31, 2024, the conversion rate is 182.1014 shares. In addition, following the occurrence of certain corporate events, if the Company provides notice of redemption or if it exercises its option to convert the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with such corporate event, such notice of redemption, or such issuer conversion option, as the case may be.
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
Maturities and scheduled amortization of indebtedness as of December 31, 2024, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2025	$417,093
2026	805,850
2027	—
2028	—
2029	—
Thereafter	—
Total	$1,222,943
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2024, we were in compliance with all covenants.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Note Receivable
On July 2, 2024, Braemar, Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Inc. (collectively with the Company, Ashford Trust and each of Ashford Inc.’s, the Company’s and Ashford Trust’s respective affiliates (including Stirling Hotels & Resorts, Inc.) and any entity advised by Ashford Inc., the “Company Group”) entered into a Cooperation Agreement (the “Agreement”) with Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (collectively, the “Blackwells Parties”) regarding the withdrawal of the Blackwells Parties’ proxy campaign, dismissal of pending litigation involving the parties and certain other matters.
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
As of December 31, 2024, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
Note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	December 31, 2024	December 31, 2023
Note receivable	SOFR + 3.00%	$8,283	$—
We recognized interest income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Interest income	$207	$—	$—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the year ended December 31, 2024.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps:(1)	2024	2023	2022
Notional amount (in thousands)	$935,280	$537,780	$776,500
Strike rate low end of range	3.50%	3.50%	3.50%
Strike rate high end of range	8.00%	5.25%	4.50%
Effective date range	January 2024 - December 2024	January 2023 - December 2023	February 2022 - December 2022
Termination date range	January 2025 - August 2026	January 2024 - January 2026	May 2023 - January 2025
Total cost of interest rate caps (in thousands)	$1,592	$5,051	$3,030
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	December 31, 2024	December 31, 2023
Notional amount (in thousands)	$1,185,880	$778,280
Strike rate low end of range	3.50%	2.00%
Strike rate high end of range	8.00%	5.25%
Termination date range	January 2025 - August 2026	June 2024- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$1,074,693	$777,693
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.332% to 3.913% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Investment in securities includes mortgage-backed securities. These securities are classified as available for sale and are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an external pricing vendor. Prices received from the vendor are analyzed based on various sources of observable market data. If prices are not within certain tolerance levels that are based on the asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Assets
CMBS	$—	$41,535	$—	$41,535	(1)
Derivative assets:
Interest rate derivatives - caps	$—	$356	$—	$356	(2)
Total	$—	$41,891	$—	$41,891

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,847	$—	$2,847	(2)
	$—	$2,847	$—	$2,847
Liabilities
Derivative liabilities:
Warrants	$—	$(12)	$—	$(12)	(3)
Net	$—	$2,835	$—	$2,835
__________________
(1)Reported as “investment in securities” in our consolidated balance sheet.
(2)Reported as “derivative assets” in our consolidated balance sheets.
(3)Reported as “derivative liabilities” in our consolidated balance sheets

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2024		2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$573		$(935)		$3,810
Total	$573		$(935)		$3,810
Liabilities
Derivative liabilities:
Warrants	$12		$272		$1,151
Net	$585		$(663)		$4,961

Total combined
Interest rate derivatives - caps	$(4,083)		$(8,685)		$3,313
Warrants	12		272		1,151
Unrealized gain (loss) on derivatives	$(4,071)	(1)	$(8,413)	(1)	$4,464	(1)
Realized gain (loss) on interest rate caps	4,656	(1) (2)	7,750	(1) (2)	497	(1) (2)
Net	$585		$(663)		$4,961
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
At December 31, 2024, the amortized cost of the CMBS was $42.3 million. The unrealized gain (loss) that was recognized as a change in other comprehensive income (loss) was $(744,000) for the year ended December 31, 2024.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investment in securities	$41,535	$41,535	$—	$—
Derivative assets	356	356	2,847	2,847
Financial liabilities measured at fair value:
Derivative liabilities	$—	$—	$12	$12
Financial assets not measured at fair value:
Cash and cash equivalents	$135,465	$135,465	$85,599	$85,599
Restricted cash	49,592	49,592	80,904	80,904
Accounts receivable, net	31,754	31,754	39,199	39,199
Note receivable	8,283	8,283	—	—
Due from third-party hotel managers	22,873	22,873	17,739	17,739
Financial liabilities not measured at fair value:
Indebtedness	$1,222,003	$1,207,420	$1,171,459	$1,124,377
Accounts payable and accrued expenses	143,566	143,566	149,867	149,867
Dividends and distributions payable	9,255	9,255	9,158	9,158
Due to Ashford Inc.	4,267	4,267	1,471	1,471
Due to related parties, net	1,055	1,055	603	603
Due to third-party hotel managers	1,476	1,476	1,608	1,608
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
Note receivable. The carrying amount of note receivable approximates its fair value. We estimate the fair value of the note receivable to approximate the carrying value of $8.3 million at December 31, 2024. This is considered a Level 2 valuation technique.
Derivative assets and derivative liabilities. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 98.8% of the carrying value of $1.2 billion at December 31, 2024, and approximately 96.0% of the carrying value of $1.2 billion at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(1,693)	$(27,017)	$17,761
Less: dividends on preferred stock	(40,295)	(42,304)	(21,503)
Less: deemed dividends on preferred stock	(8,958)	(4,719)	(6,954)
Less: dividends on common stock	(13,302)	(13,164)	(5,598)
Less: dividends on unvested performance stock units	(99)	(226)	(36)
Add: claw back of dividends on cancelled performance stock units	—	—	7
Less: dividends on unvested restricted shares	—	(33)	(38)
Undistributed net income (loss) allocated to common stockholders	(64,347)	(87,463)	(16,361)
Add back: dividends on common stock	13,302	13,164	5,598
Distributed and undistributed net income (loss) - basic and diluted	$(51,045)	$(74,299)	$(10,763)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	66,500	65,989	69,687

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.77)	$(1.13)	$(0.15)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$33	$38
Income (loss) allocated to unvested performance stock units	99	226	30
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(4,472)	(5,230)	(476)
Dividends on preferred stock - Series B	4,233	4,233	4,233
Interest expense on Convertible Senior Notes	4,503	4,470	4,435
Dividends on preferred stock - Series E (inclusive of deemed dividends)	38,089	34,817	18,969
Dividends on preferred stock - Series M (inclusive of deemed dividends)	3,631	4,673	1,955
Total	$46,083	$43,222	$29,184
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	3	39
Effect of unvested performance stock units	25	273	—
Effect of assumed conversion of operating partnership units	6,421	5,487	5,907
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116
Effect of contingently issuable shares	—	—	1
Effect of assumed conversion of Convertible Senior Notes	15,184	13,609	13,609
Effect of assumed conversion of preferred stock - Series E	150,154	126,832	34,730
Effect of assumed conversion of preferred stock - Series M	15,961	14,740	3,366
Total	191,861	165,060	61,768
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period. During the year ended 2024, Performance LTIPs granted in 2022, vested at 174% of target based on the performance conditions met over the performance period.
As of December 31, 2024, there were approximately 353,000 unvested Performance LTIP units, representing 200% of the target, outstanding.
As of December 31, 2024, we have issued a total of approximately 1.8 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 623,000 LTIP units and 353,000 Performance LTIP units issued from March 2015 to December 2024, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2024	December 31, 2023
Redeemable noncontrolling interests in Braemar OP (in thousands)	$29,964	$32,395
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$1,324	$66
Ownership percentage of operating partnership	8.05%	6.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$4,472	$5,230	$476
Distributions declared to holders of common units, LTIP units and Performance LTIP units	1,397	1,444	665
Performance LTIP dividend claw back upon cancellation	—	—	(4)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2024	2023	2022
Performance LTIP units	Advisory services fee	$1,842	$4,445	$4,301
LTIP units	Advisory services fee	209	1,039	1,229
LTIP units	Corporate, general and administrative	3	14	28
LTIP units - independent directors	Corporate, general and administrative	154	182	252
Total		$2,208	$5,680	$5,810
The unamortized cost of the unvested Performance LTIP units of approximately $77,000 at December 31, 2024 will be expensed over a period of 1.0 year with a weighted average period of 1.0 year.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Units outstanding at beginning of year	7,224	8,283	7,158
LTIP units issued	151	44	44
Performance LTIP units issued	—	353	1,194
Units redeemed for shares of common stock	—	(1,456)	—
Performance LTIP units cancelled	(155)	—	(113)
Units outstanding at end of year	7,220	7,224	8,283
Units convertible/redeemable at end of year	6,244	4,292	5,841
The following table presents the common units redeemed for cash (in thousands):

	Year Ended December 31,
	2024	2023		2022
Units redeemed	—	1,456		—
Cash value of common units redeemed	$—	$7,162	(1)	$—
____________________________________
(1)    Includes Mr. Monty J. Bennett’s 1.4 million common units redeemed for cash of approximately $7.0 million during February 2023.
14. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Year Ended December 31,
	2024	2023	2022
Common stock dividends declared	$13,401	$13,423	$5,665
8.25% Series D Cumulative Preferred Stock—At December 31, 2024 and 2023, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stockholders have no voting rights.
The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series D Cumulative Preferred Stock	$3,300	$3,300	$3,300
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of December 31, 2024, the Company has not repurchased any common stock pursuant to this program.
We repurchased approximately 170,000, 83,000 and 262,000 shares of our common stock in 2024, 2023 and 2022, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
Noncontrolling Interest in Consolidated Entities—A partner has a noncontrolling ownership interest of 25% in one hotel property with a total carrying value of $(3.4) million and two hotel properties with a total carrying value of $(8.9) million at December 31, 2024 and 2023, respectively.
The following table summarizes the (income) loss allocated to the noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Income) loss from consolidated entities attributable to noncontrolling interests	$(25,928)	$(1,619)	$(2,063)
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of December 31, 2024, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series B Convertible Preferred Stock	$4,233	$4,233	$4,233
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series E Preferred Stock shares issued (1)	—	3,798	10,914
Net proceeds (1)	$—	$85,444	$245,575
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	December 31, 2024	December 31, 2023
Series E Preferred Stock	$352,502	$377,035
Cumulative adjustments to Series E Preferred Stock (1)	$22,098	$13,337
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series E Preferred Stock	$29,328	$30,883	$12,694
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series E Preferred Stock shares redeemed	1,535	272	14
Redemption amount, net of redemption fees	$36,554	$6,423	$365
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series M Preferred Stock shares issued (1)	—	531	1,402
Net proceeds (1)	$—	$12,869	$34,009
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	December 31, 2024	December 31, 2023
Series M Preferred Stock	$36,916	$45,623
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,597
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series M Preferred Stock	$3,434	$3,888	$1,276
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series M Preferred Stock shares redeemed	362	137	5
Redemption amount, net of redemption fees	$9,047	$3,395	$134
16. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 8.2 million restricted stock or performance stock units of our common stock as incentive stock awards. At December 31, 2024, approximately 920,000 shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the stock-based compensation expense for restricted stock (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Advisory services fee	$216	$1,162	$2,195
Management fees	2	11	26
Corporate general and administrative	14	101	126
Corporate general and administrative - independent directors	144	182	252
	$376	$1,456	$2,599
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	167	$7.02	437	$6.46	957	$6.94
Restricted shares granted	50	2.82	45	4.07	45	5.63
Restricted shares vested	(216)	6.04	(312)	5.82	(543)	5.86
Restricted shares forfeited	(1)	7.02	(3)	6.90	(22)	6.77
Outstanding at end of year	—	$—	167	$7.02	437	$6.46
The fair value of restricted stock vested during the years ended December 31, 2024, 2023 and 2022 was approximately $452,000, $1.3 million and $3.1 million, respectively.
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
During the year ended December 31, 2024, PSUs granted in 2022, vested at 174% of target based on the performance conditions met over the performance period.
During the year ended December 31, 2023, PSUs granted in 2021, vested at 200% of target based on the performance conditions met over the performance period.
During the year ended December 31, 2022, 225,000 PSUs granted in 2020, were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $7,000.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Advisory services fee	$27	$2,108	2,876
At December 31, 2024, the unamortized cost of unvested PSUs was $168,000, which is expected to be recognized over a period of 1.0 year with a weighted average period of 1.0 year.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	424	$4.22	335	$5.84	671	$5.84
PSUs granted (at target)	—	—	383	4.07	41	5.63
PSUs vested (at target)	(41)	5.63	(294)	7.01	(152)	4.69
PSUs canceled	—	—	—	—	(225)	3.51
Outstanding at end of year (at target)	383	$4.07	424	$4.22	335	$5.84
17. Related Party Transactions
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2024	2023	2022
Advisory services fee
Base advisory fee	$13,838	$13,982	$12,790
Reimbursable expenses (1)	11,620	8,353	4,653
Equity-based compensation (2)	2,294	8,754	10,601
Incentive fee	2,735	—	803
Total	$30,487	$31,089	$28,847
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
For the year ended December 31, 2024, 2023 and 2022, we incurred fees from Lismore or its subsidiaries of $2.8 million, $2.4 million and $1.4 million, respectively.
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
Effective January 1, 2024, Braemar entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust, which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021; and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities in the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities for the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc., which resulted in net credit to expense of approximately $4.5 million that is included in “corporate general and administrative” on the consolidated statements of operations for the year ended December 31, 2024.
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
As of December 31, 2024, Braemar has funded approximately $12.9 million and has a pre-funded balance of $797,000 that is included in “other assets” on the consolidated balance sheet.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Corporate, general and administrative	$(4,547)	$4,330	$9,461
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
Hotel Management Services
At December 31, 2024, Remington Hospitality managed four of our 15 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs including the hotel manager's payroll and related costs.

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

		Year Ended December 31, 2024
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Interest Income	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$2	$—	$—		$—	$—	$—	$2	$—	$—	$—	$—
Ashford Securities	Broker/Dealer	(4,473)	—	—	—	—	—	—	—	—	—	(4,473)	—
INSPIRE	Audio visual services	4,525	—	—	—	4,415	—	—	—	—	—	110	—
Lismore Capital	Debt placement and related services	2,799	—	1,112	75	—	—	—	—	—	—	—	1,612
OpenKey	Mobile key app	36	—	—	—	—	36	—	—	—	—	—	—
Premier	Design and construction services	15,886	14,133	—	—	—	363	—	—	1,390	—	—	—
Pure Wellness	Hypoallergenic premium rooms	146	—	—	—	—	146	—	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	1,119	—	—	—	336	713	—	—	—	—	70	—
Warwick	Insurance	1,291	—	—	—	—	50	—	1,241	—	—	—	—
Ashford LLC	Cash management services	(91)	—	—	—	—	—	—	—	—	(91)	—	—
Remington Hospitality	Hotel management services (5)	4,089	—	—	—	—	1,612	2,477	—	—	—	—	—

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets (3)	Preferred Stock (4)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$3	$—	$—	$—	$—	$—	$—	$—	$3	$—	$—	$—
Ashford Securities	Broker/Dealer	6,385	—	—	—	1,972	—	—	—	—	—	4,413	—
INSPIRE	Audio visual services	4,165	—	—	—	—	4,268	—	—	—	—	103	—
Lismore Capital	Debt placement and related services	2,426	—	987	150	—	—	—	—	—	—	—	1,289
OpenKey	Mobile key app	41	—	—	—	—	—	41	—	—	—	—	—
Premier	Design and construction services	12,652	11,618	—	—	—	—	—	—	—	1,034	—	—
Pure Wellness	Hypoallergenic premium rooms	149	—	—	—	—	—	149	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	427	—	—	—	—	308	692	—	—	—	43	—
Remington Hospitality	Hotel management services (5)	3,913	—	—	—	—	—	1,394	2,519	—	—	—	—

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Preferred Stock (4)	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative
Ashford LLC	Insurance claims services	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Ashford Securities	Broker/Dealer	9,735	—	—	—	—	—	274	—	—	9,461
Ashford Securities	Dealer Manager Fees	5,766	—	—	—	—	—	5,766	—	—	—
INSPIRE	Audio visual services	3,800	—	—	3,800	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	750	—	750	—	—	—	—	—	—	—
Lismore Capital	Broker Services	637	—	637	—	—	—	—	—	—	—
OpenKey	Mobile key app	39	—	—	—	39	—	—	—	—	—
Premier	Design and construction services	9,875	9,262	—	—	—	—	—	—	613	—
Pure Wellness	Hypoallergenic premium rooms	150	—	—	—	150	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	525	—	—	236	761	—	—	—	—	—
Remington Hospitality	Hotel management services (5)	4,288	—	—	—	1,416	2,872	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Represents nonrefundable work fees.
(4)Recorded as a reduction of Series E and Series M Redeemable Preferred Stock proceeds.
(5)Other hotel expenses include incentive hotel management fees and other hotel management costs.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to (from) Ashford Inc.
Company	Product or Service	December 31, 2024	December 31, 2023
Ashford LLC	Advisory services	$1,536	$1,004
Ashford LLC	Casualty Insurance	1,044	608
Ashford LLC	Insurance claims services	—	1
INSPIRE	Audio visual services	501	483
OpenKey	Mobile key app	—	5
Ashford Securities	Contribution Agreement	—	(3,522)
Ashford Securities	Capital raise services	10	19
Premier	Design and construction services	968	2,674
RED Leisure	Watersports activities and travel/transportation services	208	199
		$4,267	$1,471
As of December 31, 2024, due to related parties, net included a net payable to Remington Hospitality of $1.1 million. As of December 31, 2023, due from related parties, net included a net payable to Remington Hospitality of $603,000. These amounts are primarily related to advances made by Braemar, accrued base and incentive management fees and casualty insurance premiums.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2024, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have one hotel property that operates under a franchise agreement with a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement, we will pay (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year four; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of December 31, 2024, we are currently paying 3% of gross revenues.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Other hotel expenses	$340	$—	$—
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2024, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of December 31, 2024, the estimated settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, to which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of December 31, 2024.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of December 31, 2024, the estimated settlement liability amount has been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. The hearing for final Court approval of the settlement is scheduled for August 27, 2025.
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
Leases—We lease land under one non-cancelable operating ground lease, which expires in 2065, related to our hotel property in Yountville, California. The lease in Yountville, California contains two 25-year extension options. The lease is subject to base rent plus contingent rent based on the hotel property’s financial results and escalation clauses.
Capital Commitments—At December 31, 2024, we had capital commitments of $29.1 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
19. Leases
We have operating ground leases and operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2024.
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
As of December 31, 2024 and 2023, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$34,852	$78,383

Liabilities
Operating lease liabilities	$19,984	$60,379
We incurred the following lease costs related to our operating leases (in thousands):

		Year Ended December 31,
	Classification	2024	2023	2022
Operating lease cost (1)	Hotel operating expenses - other	$4,505	$6,757	$6,653
_______________________________________
(1) For the years ended December 31, 2024, 2023 and 2022, operating lease cost includes approximately $934,000, $2.3 million and $2.2 million, respectively, of variable lease cost associated with the ground leases. Additionally, we recorded $451,000, $474,000 and $474,000, respectively, of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (in thousands)	$3,288	$3,310	$3,307
Weighted Average Remaining Lease Term
Operating leases (1)	41 years	43 years	44 years
Weighted Average Discount Rate
Operating leases (1)	5.25%	4.98%	4.98%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

Operating Leases
2025	$1,216
2026	1,124
2027	1,132
2028	1,136
2029	1,129
Thereafter	52,152
Total future minimum lease payments (1)	57,889
Less: interest	(37,905)
Present value of operating lease liabilities	$19,984
_______________________________________
(1)     Based on payment amounts as of December 31, 2024.

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
At December 31, 2024, 14 of our hotel properties were leased to TRS lessees and The Ritz-Carlton St. Thomas was owned by our USVI TRS. The TRS entities recognized net book income (loss) before income taxes of $9.6 million, $17.9 million and $25.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table reconciles the income tax expense of the TRS entities at applicable statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax (expense) benefit of the TRS entities at federal statutory income tax rate of 21%	$(2,040)	$(5,180)	$(6,463)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(81)	(258)	(1,961)
State and local income tax (expense) benefit on pass-through entity subsidiaries	(27)	(20)	(17)
Gross receipts and margin taxes	(88)	(52)	(69)
Benefit of USVI Economic Development Commission credit	1,559	1,511	3,358
Benefits of Puerto Rico tax incentives	950	2,064	1,474
Effect of permanent differences	(412)	(229)	—
Other	39	(46)	126
Valuation allowance	(742)	(479)	(491)
Total income tax (expense) benefit	$(842)	$(2,689)	$(4,043)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(387)	$(467)	$(3,745)
State	68	(69)	(247)
Foreign	(619)	(824)	—
Total current income tax (expense) benefit	(938)	(1,360)	(3,992)
Deferred:
Federal	1	(14)	(51)
State	—	—	—
Foreign	95	(1,315)	—
Total deferred income tax (expense) benefit	96	(1,329)	(51)
Total income tax (expense) benefit	$(842)	$(2,689)	$(4,043)
The following table presents the U.S. and foreign earnings (losses) from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$6,549	$(51,878)	$(3,859)
Foreign	14,056	23,939	27,250
Total	$20,605	$(27,939)	$23,391

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2024, 2023 and 2022, income tax expense included interest and penalties paid to/(received from) taxing authorities of $4,000, $(11,000) and $1,000, respectively. At December 31, 2024 and 2023, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2024 and 2023, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Tax intangibles basis greater than book basis	$722	$722
Allowance for doubtful accounts	99	50
Unearned income	3,068	2,768
Federal and state net operating losses	16,435	15,967
Capital loss carryforward	331	511
Accrued expenses	775	761
Other	12	7
Total deferred tax asset	21,442	20,786
Valuation allowance	(16,496)	(16,169)
Net deferred tax asset	$4,946	$4,617

Deferred tax liabilities:
Other	$(11)	$(6)
Tax property basis greater/(less) than book basis	(6,160)	(5,932)
Total deferred tax liability	(6,171)	(5,938)
Net deferred tax asset (liability)	$(1,225)	$(1,321)
At December 31, 2024 and 2023, we have reserved certain deferred tax assets of our TRS entities and recorded a valuation allowance of $16.5 million and $16.2 million, respectively. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries, we believe it is more likely than not that a portion of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2024, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $65.3 million, of which $45.8 million is subject to expiration and will begin to expire in 2025. The remainder was generated after December 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. $45.8 million of net operating loss carryforwards are attributable to acquired subsidiaries and are subject to substantial limitation on their use. At December 31, 2024, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$16,169	$18,627	$17,343
Additions	327	—	1,284
Deductions	—	(2,458)	—
Balance at end of year	$16,496	$16,169	$18,627
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $2.0 million, $2.7 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The benefit of the tax holiday on

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
net income (loss) per share was approximately, $0.03, $0.04 and $0.05 for the years ended December 31, 2024, 2023 and 2022, respectively.
In 2022, we acquired The Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Our taxable entities in Puerto Rico operate under a tax holiday which is effective through April 2, 2028. The tax holiday is conditional upon meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $1.7 million, $4.0 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The benefit of this tax holiday on net income (loss) per share was approximately $0.02, $0.06 and $0.04 for the years ended December 31, 2024, 2023 and 2022, respectively.
21. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2024	2023
Cost	$5,682	$5,682
Accumulated amortization	(2,557)	(2,178)
	$3,125	$3,504
Intangible assets include the customer relationships associated with The Ritz-Carlton Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
For the years ended December 31, 2024, 2023 and 2022, amortization expense related to intangible assets was $379,000, $379,000 and $378,000, respectively.
Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2025	$379
2026	379
2027	379
2028	379
2029	379
Thereafter	1,230
Total	$3,125
22. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2024, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Reserve Dorado Beach generated revenues in excess of 10% of total hotel revenue amounting to approximately 33% of total hotel revenue.
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
23. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments; (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) third-party hotel managers utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of December 31, 2024 and

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
Each hotel property derives revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in note 2.
The CODM reviews and makes decisions on all aspects of the Company’s business using all available financial and non-financial data for each hotel individually. Capital allocation decisions to acquire, sell, enhance, redevelop, or perform renewal and replacement expenditures are determined on a hotel-by-hotel basis. Specifically, the CODM reviews the results of each hotel to assess the hotel’s profitability. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, depreciation, and amortization, adjusted to exclude certain items determined by management to not be reflective of its ongoing operating performance or incurred in the normal course of business (Hotel Adjusted EBITDA). The adjustments include gains and losses on hotel dispositions, impairment charges, pre-opening costs associated with extensive renovation projects, property-level legal settlements, restructuring, severance, and management transition costs, and other expenses identified by management to be non-recurring.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rooms	$452,361	$464,899	$431,515
Food and beverage	181,250	185,331	159,241
Other hotel revenue	94,793	89,112	78,829
Total hotel revenue	$728,404	$739,342	$669,585
EXPENSES
Rooms	$106,465	$105,439	$94,410
Food and beverage	145,901	144,544	125,555
Direct expenses	32,824	31,887	28,842
Indirect expenses:
Property, general and administration	62,214	59,714	53,412
Sales and marketing	49,331	48,998	40,078
Information and telecommunications systems	8,331	8,159	6,521
Repairs and maintenance	30,732	29,587	25,509
Energy	23,696	24,603	22,205
Lease expense	4,052	6,283	6,190
Ownership expenses	3,765	3,912	3,575
Incentive management fee	8,037	9,935	12,466
Management fees	22,837	22,839	19,950
Property taxes	23,745	21,343	19,236
Other taxes	1,571	1,171	677
Insurance	16,766	14,489	10,454
	540,267	532,903	469,080
Hotel adjusted EBITDA	$188,137	$206,439	$200,505

Reconciliation of hotel operating income (loss) to net income (loss)
	Year Ended December 31,
	2024	2023	2022
Hotel adjusted EBITDA	$188,137	$206,439	$200,505
Ownership expenses included in other hotel expenses	(2,882)	(4,834)	(6,575)
Ownership expenses included in property taxes, insurance and other	(426)	(1,626)	(399)
Management fees	(663)	(422)	(199)
Depreciation and amortization	(98,733)	(93,272)	(78,122)
Advisory services fee	(30,487)	(31,089)	(28,847)
Gain (loss) on legal settlements	—	—	114
Corporate, general and administrative	(14,361)	(13,523)	(18,084)
Gain (loss) on disposition of assets and hotel properties	88,165	—	—
Equity in earnings (loss) of unconsolidated entities	(1,608)	(253)	(328)
Interest income	7,135	6,401	2,677
Other income (expense)	—	293	—
Interest expense and amortization of discounts and loan costs	(108,124)	(94,219)	(52,166)
Write-off of loan costs and exit fees	(6,111)	(3,489)	(146)
Gain (loss) on extinguishment of debt	(22)	2,318	—
Realized and unrealized gain (loss) on derivatives	585	(663)	4,961
Income tax (expense) benefit	(842)	(2,689)	(4,043)
Net income (loss)	$19,763	$(30,628)	$19,348
The CODM does not receive asset information by segment.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. Subsequent Events
On March 7, 2025, the Company refinanced its $293.2 million mortgage loan secured by The Clancy, The Notary Hotel, Marriott Seattle Waterfront, and Sofitel Chicago Magnificent Mile, which had an interest rate of SOFR + 2.66% and a final maturity date in June of 2025 and its $62.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which had an interest rate of SOFR + 4.75% and a final maturity date in March of 2026. The new $363.0 million mortgage loan bears interest at a floating interest rate of SOFR + 2.52% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by five hotels: The Clancy, The Notary Hotel, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, and The Ritz-Carlton Reserve Dorado Beach.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Advisory Agreement Limited Waiver”). Pursuant to the 2025 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2024, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting
We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule and our report dated March 12, 2025 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.

Dallas, Texas

March 12, 2025

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Entry into a Material Definitive Agreement.
Limited Waiver Under Advisory Agreement
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Advisory Agreement Limited Waiver”). Pursuant to the 2025 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
The foregoing description of the 2025 Advisory Agreement Limited Waiver contained in this Item 9B does not purport to be complete and is subject to and qualified in its entirety by the full text of the agreements, of which a copy is attached hereto as Exhibit 10.46 and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 105 through 152 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
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

Exhibit Number	Exhibit Description
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
10.7
Amended and Restated Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.7.1
Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.8
Amended and Restated Braemar Hotel Master Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.8.1
Braemar Master Project Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.9
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.10
Registration Rights Agreement between Ashford Hospitality Prime, Inc., for the benefit of the holders of common partnership units in Ashford Hospitality Prime Limited Partnership named therein, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.11
Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.13a to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.12
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.13
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.14
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.15
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.16
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-35972)

10.17†
Second Amended and Restated Braemar Hotels & Resorts Inc. 2013 Equity Incentive Plan, as amended and restated through May 11, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed on May 12, 2022) (File No. 001-35972)

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

Exhibit Number	Exhibit Description
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
10.32
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.33
Purchase and Sale Agreement, dated as of October 31, 2022, by and between SHR FSST, LLC and STRS FSST and BHR Scottsdale LP (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.34
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023) (File No. 001-35972)

10.35†
Amendment No. 4 to the Braemar Hotels & Resorts Inc. Second Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2023) (File No. 001-35972)

10.36
Credit Agreement, dated as of July 31, 2023, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2023) (File No. 001-35972).

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

Exhibit Number	Exhibit Description
10.39
First Amendment to Credit Agreement, dated as of February 21, 2024, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

10.40
Agreement of Purchase and Sale, dated as of May 6, 2024, by and among JRK Torrey Pines Hotel Owner LLC and CHH Torrey Pines Hotel Partners, LP and CHH Torrey Pines Tenant Corp. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-35972).

10.41
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

10.42
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

10.43
Loan Agreement, dated July 2, 2024, by and between BW Coinvest I, LLC, Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, Blackwells Asset Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972).

10.44
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-35972).

10.45†*	Form of 2025 Deferred Cash Award Agreement
10.46*
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC.

19.1*	Policy on Insider Trading and Compliance
21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, P. C.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity;(v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2025.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 12, 2025
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 12, 2025
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2025
Justin R. Coe

/s/ STEFANI D. CARTER	Director	March 12, 2025
Stefani D. Carter

/s/ MATTHEW D. RINALDI	Director	March 12, 2025
Matthew D. Rinaldi

/s/ REBECA ODINO-JOHNSON	Director	March 12, 2025
Rebeca Odino-Johnson

/s/ JAY H. SHAH	Director	March 12, 2025
Jay H. Shah

/s/ REBECCA MUSSER	Director	March 12, 2025
Rebecca Musser

/s/ MARY CANDACE EVANS	Director	March 12, 2025
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Capital Hilton	Washington, D.C.	$110,600	$45,721	$106,245	$—	$59,536	$45,721	$165,781	$211,502	$77,489	—	April 2007	(1),(2),(3)
Marriott Seattle Waterfront	Seattle, WA	90,785	31,888	112,176	—	23,177	31,888	135,353	167,241	63,180	—	April 2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	57,018	9,814	94,029	—	20,009	9,814	114,038	123,852	56,633	—	April 2007	(1),(2),(3)
The Clancy	San Francisco, CA	78,384	22,653	72,731	—	33,790	22,653	106,521	129,174	58,121	—	April 2007	(1),(2),(3)
Sofitel Chicago Magnificent Mile	Chicago, IL	66,993	12,631	140,369	—	957	12,631	141,326	153,957	41,397	—	February 2014	(1),(2),(3)
Pier House Resort & Spa	Key West, FL	94,000	59,731	33,011	—	(576)	59,731	32,435	92,166	11,850	—	March 2014	(1),(2),(3)
Bardessono Hotel and Spa	Yountville, CA	39,000	—	64,184	—	3,924	—	68,108	68,108	16,421	—	July 2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	37,000	47,849	48,567	—	(1,922)	47,849	46,645	94,494	10,372	—	May 2017	(1),(2),(3)
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	70,500	89,117	56,383	353	20,193	89,470	76,575	166,045	21,338	—	March 2017	(1),(2),(3)
The Ritz-Carlton Sarasota	Sarasota, FL	130,000	83,630	99,782	—	11,670	83,630	111,452	195,082	25,415	—	April 2018	(1),(2),(3)
The Ritz-Carlton St. Thomas	St. Thomas, USVI	107,000	25,533	38,467	—	67,082	25,533	105,549	131,082	20,651	—	December 2015	(1),(2),(3)
The Ritz-Carlton Lake Tahoe	Truckee, CA	53,413	26,731	91,603	—	40,725	26,731	132,328	159,059	23,772	—	January 2019	(1),(2),(3)
Cameo Beverly Hills	Beverly Hills, CA	—	29,346	45,078	—	4,525	29,346	49,603	78,949	7,556	—	August 2021	(1),(2),(3)
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	62,000	79,711	117,510	—	8,246	79,711	125,756	205,467	18,928	—	March 2022	(1),(2),(3)
Four Seasons Resort Scottsdale	Scottsdale, AZ	140,000	70,248	197,610	—	8,538	70,248	206,148	276,396	20,765	—	December 2022	(1),(2),(3)
Total		$1,136,693	$634,603	$1,317,745	$353	$299,874	$634,956	$1,617,618	$2,252,574	$473,888
__________________
(1)Estimated useful life for buildings is 39 years.
(2)Estimated useful life for building improvements is 7.5 years.
(3)Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.7 billion as of December 31, 2024.

	Year Ended December 31,
	2024	2023	2022
Investment in real estate:
Beginning balance	$2,382,716	$2,325,093	$1,845,078
Additions	57,758	92,384	516,754
Write-offs	(66,227)	(34,761)	(36,739)
Sales/disposals	(121,673)	—	—
Ending balance	$2,252,574	$2,382,716	$2,325,093
Accumulated depreciation:
Beginning balance	498,508	440,492	399,481
Depreciation expense	98,286	92,777	77,750
Write-offs	(66,227)	(34,761)	(36,739)
Sales/disposals	(56,679)	—	—
Ending balance	$473,888	$498,508	$440,492
Investment in real estate, net	$1,778,686	$1,884,208	$1,884,601