Form 10-K/A
period 2024-12-31
Braemar Hotels & Resorts Inc.
filed 2025-04-29
CIK 1574085

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
As of April 25, 2025, the registrant had 67,046,523 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On March 12, 2025, Braemar Hotels & Resorts Inc. (the “Company” or “Braemar”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")):

Name	Age	Position(s)
Richard J. Stockton	54	President, Chief Executive Officer and Director
Alex Rose	39	Executive Vice President, General Counsel and Secretary
Deric S. Eubanks	49	Chief Financial Officer and Treasurer
Justin Coe	41	Chief Accounting Officer
Monty J. Bennett	59	Chairman of the Board of Directors
Stefani D. Carter	47	Independent Director, Lead Director, Nominating and Corporate Governance Committee Chair
Candace Evans	70	Independent Director
Rebecca Musser	43	Independent Director, Audit Committee Chair
Rebeca Odino-Johnson	69	Independent Director, Related Party Transactions Chair
Matthew D. Rinaldi	50	Independent Director, Compensation Committee Chair
Jay H. Shah	56	Independent Director
Kellie Sirna	46	Independent Director
Richard J. Stockton. Mr. Stockton was appointed to our Board of Directors (the "Board") in July 2020. He has served as our Chief Executive Officer since November 2016 and as President since April 2017. He has also served as the Lead Independent Director of Spirit MTA REIT (NYSE: SMTA) and Trustee of its successor entity, SMTA Liquidating Trust, since 2018. Prior to joining our Company, Mr. Stockton served as Global Co-Head and Global Chief Operating Officer for Real Estate at CarVal Investors, a subsidiary of Cargill Inc., with real estate investments in the United States, Canada, the United Kingdom and France. He also previously served as President & CEO-Americas for OUE Limited, a publicly listed Singaporean property company, where he established the business that acquired and refurbished the US Bank Tower in Los Angeles in 2013. The majority of his career, over 16 years, was spent at Morgan Stanley in real estate investment banking in various roles including Head of EMEA Real Estate Banking in London, where he was responsible for business across Europe, the Middle East and Africa and Co-Head of Asia Pacific Real Estate Banking, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai. He is also a member of the Board of the American Hotel and Lodging Association. Mr. Stockton is a frequent speaker and panelist at industry conferences and events, including NAREIT, the NYU International Hospitality Industry Investment Conference, and the Americas Lodging Investment Summit. He is a dual citizen of the United States and the United Kingdom.
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
Justin Coe. Mr. Coe has served as our Chief Accounting Officer since January 2024 and has served in that capacity for Ashford Inc. and for Ashford Trust since January 2024. Prior to serving as Chief Accounting Officer, Mr. Coe had served as the Senior Vice President of Accounting of Ashford Inc. since July 2015. As Senior Vice President of Accounting, Mr. Coe was responsible for overseeing most of the accounting functions for Ashford Inc. and each of its advised platforms, including the Company and Ashford Trust. Such functions include tax, financial reporting, corporate controller, portfolio accounting, internal audit, information systems, acquisitions and special projects. Prior to joining Ashford Inc., Mr. Coe was a Senior Manager at Ernst & Young LLP and had served since 2006 in various assurance and advisory roles for public and private companies in the airline, real estate, medical device and other industries domestically and internationally.
Mr. Coe holds Bachelor of Business Administration and Master of Accountancy degrees from Texas State University - San Marcos and is a licensed certified public accountant (CPA) in the state of Texas.
Monty J. Bennett. Mr. Bennett has served as Chairman of our Board since April 2013 and served as Chief Executive Officer of the Company from April 2013 to November 2016. Mr. Bennett is the Founder, Chairman & Chief Executive Officer of Ashford Inc. (NYSE American: AINC) and is also the Founder & Chairman of Ashford Hospitality Trust, Inc. (NYSE: AHT) and the Company. Mr. Bennett has over 26 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management. In addition to his roles at Ashford, over his career Mr. Bennett has been a member and leader in numerous industry associations.
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
Stefani D. Carter. Ms. Carter has served as a member of our Board since November 2013 and currently serves as our Lead Director. She serves as chair of our Nominating and Corporate Governance Committee and as a member of our Related Party Transactions Committee. She also serves as a member and chair of the Board of Directors of Wheeler Real Estate Investment Trust (NASDAQ: WHLR), a commercial real estate investment company, and as a member of the Board of Directors of Axos Bank and Axos Financial, Inc. (NYSE: AX). Ms. Carter has been a practicing attorney since 2005, specializing in civil litigation, contractual disputes and providing general counsel and advice to small businesses and individuals. She is also the principal of two entities, Stefani Carter & Associates, LLC, a consulting and legal services firm she founded in 2011, and Stable Realty, LLC, a real estate investments firm. From October 2020 to February 2023, Ms. Carter served as a litigation shareholder at Ferguson Braswell Fraser Kubasta PC (“FBFK”), a full-service law firm. Prior to FBFK, Ms. Carter served as senior counsel at the law firm of Estes Thorne & Carr PLLC for three years. In addition, Ms. Carter served as an elected representative of House District 102 in the Texas House of Representatives between 2011 and 2015. From 2008 to 2011, Ms. Carter was employed as an associate attorney at the law firm of Sayles Werbner, PC and from 2007 to 2008 was a prosecutor in the Collin County District Attorney's Office. Prior to joining the Collin County District Attorney's Office, Ms. Carter was an associate attorney at Vinson & Elkins LLP from 2005 to 2007. Ms. Carter has a Juris Doctor from Harvard Law School, a Master's in Public Policy from Harvard University's John F. Kennedy School of Government and a Bachelor of Arts in Government as well as a Bachelor of Journalism in News/Public Affairs from the University of Texas at Austin.
Experience, Qualifications, Attributes and Skills: Ms. Carter brings her extensive legal experience in advising and counseling clients in civil litigation and contractual disputes, as well as her many experiences as an elected official, to our Board. In addition, Ms. Carter brings her experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2013 to her role as a director of the Company.
Candace Evans. Ms. Evans has served as a member of our Board since July 2019. She currently serves as a member of our Audit Committee and Nominating and Corporate Governance Committee. Ms. Evans has been an award-winning business journalist, entrepreneur, and editor since 1980 and is the Founder & Publisher of CandysDirt.com and SecondShelters.com, vertical business-to-business websites devoted to the North Texas real estate industry and vacation home sales market. Her unique sites, founded in 2011, are among the highest read in Texas for local real estate and breaking news. The award-winning content is published daily by a staff of editors, with a subscription base of over 33,000. Banner, display and native ad sales have increased more than 10% per year since the sites were founded. She holds an active Texas real estate license. Ms. Evans is also an expert contributor to Forbes.com focusing on real estate. Ms. Evans has worked as an editor for DMagazine Partners, where she helped found the award-winning DHome Magazine in 2000. In addition, she conceived and created a successful real estate blog on the DMagazine URL in 2007-2010, DallasDirt.com. Prior to her long tenure at DMagazine, Ms. Evans worked for CBS News in New York, WBBM-TV in Chicago, KDFW-TV in Dallas, and has written for many publications in print and online, including Newsweek, Home, The Dallas Morning News, The Dallas Business Journal, D CEO, Modern Luxury Dallas, AOL Real Estate, Joel Kotkin's The New Geography, Medical Economics, The Fort Worth Star Telegram, Adweek, Texas Business, and others. Ms. Evans also currently serves on the Board of Directors of Preservation Dallas, a non-profit devoted to architectural preservation in North Texas.
Ms. Evans earned her M.S.J. from the Columbia University Graduate School of Journalism and her undergraduate degree at Wheaton College, and studied at Dartmouth College. She holds an active Texas real estate license.
Experience, Qualifications, Attributes and Skills: Ms. Evans brings her real estate marketing expertise and knowledge, and her experience with the rapidly changing world of online journalism, social media, and real estate marketing, as well as her extensive research into luxury hotels and the high-end luxury vacation home market, to our Board.
Rebecca Musser. Ms. Musser has served as a member of our Board since December 2024 and serves as the chair of our Audit Committee. She was first nominated in August 2024 as an Independent Director of Wheeler Real Estate Investment Trust (NASDAQ: WHLR), which owns, acquires, develops, finances, leases, and manages more than 8 million square feet of retail properties, including neighborhood and grocery-anchored centers. She currently serves as chair of our Audit Committee. Ms. Musser is an experienced accounting consultant with roughly 20 years of experience. She has accounting experience in a broad range of industries, with a recent focus in the private equity sector. Ms. Musser, a licensed Certified Internal Auditor, began her internal audit experience roughly 20 years ago at Tyler Technologies, where she and the audit director formed the company’s first internal audit department, a requirement from the then-newly released Sarbanes-Oxley Act. Following Tyler Technologies, Ms. Musser worked for public company Dean Foods in their internal audit department and traveled to multiple offices throughout the United States performing audits to collaborate with the external auditors. Ms. Musser served as Controller at Paul Quinn College. While at the college, she was responsible for multiple departments and overseeing various audits, both financial and compliance related. While at the college, she helped the college attain new accreditation. Since leaving the college, Ms. Musser has worked as an independent accounting consultant for multiple clients. AH Belo hired Ms. Musser in 2015 to assist it in its 2014 annual 10-K preparation and review. This involved reviewing previous and current financial statements to ensure consistency in the reporting. Ms. Musser’s clients within the last 7 years include global investment firm Sixth Street Partners, formerly part of TPG, and MUFG, a bank and private equity fund administrator. At MUFG, she served as the Interim Controller for a real estate private equity fund administrator. At Sixth Street, she assisted the management companies and the fund companies with complex accounting projects.
Ms. Musser received a Bachelor’s Degree in Accounting from Southwestern Oklahoma State University and a Master’s Degree in Business Administration from West Texas A&M University.
Experience, Qualifications, Attributes and Skills: Ms. Musser brings extensive experience in accounting and internal audit to our Board.
Rebeca Odino-Johnson. Ms. Odino-Johnson has served as a member of the Board of Directors since May 2022 and currently serves as a member of our Audit Committee and chair of our Related Party Transactions Committee. Ms. Odino-Johnson is the National Senior Vice President of Direct Marketing and Donor Experience at the American Heart Association, a

position she has held since April 2018. Previously, Ms. Odino-Johnson served as Main Event Entertainment, LP's Chief Marketing and Sales Officer, from December 2015 to March 2018. Ms. Odino-Johnson served as the Chief Marketing and Culinary Officer of Bob Evans Farms from December 2013 to October 2015. Additionally, Ms. Odino-Johnson served as Senior Vice President and Chief Marketing and Culinary Officer at Dine Brands Global Inc. from November 2008 to July 2013, where she led marketing efforts for restaurant brands such as Applebees. From January 2004 to February 2008, Ms. Odino-Johnson served as Executive Vice President, Senior Vice President and Chief Marketing and Global Branding Officer for Brinker International, Inc. Ms. Odino-Johnson spent 16 years at PepsiCo, Inc. in various marketing and sales positions including General Manager and Vice-President of Marketing for Frito-Lay North America, with direct financial and strategic planning responsibility for the profitable growth of the $3.8 billion Doritos and Cheetos business unit, representing 30% of Frito-Lay North America. She grew the Cheetos brand from $500 million to $1 billion and launched Baked Lay’s, resulting in $250 million in sales in the first year, representing Frito-Lay’s most successful launch. Ms. Odino-Johnson received a Bachelor of Business Administration in Marketing and Finance from Dallas Baptist University, from which she graduated magna cum laude. She also graduated from the Harvard Business School Advanced Management Program and has received a Master’s Degree in Digital Marketing and Analytics from Wake Forest University.
Ms. Odino-Johnson has served on the Alex Lee Family of Companies board of directors since February 2016. She has served on the Advisory Board of Data Axie since July 2020 and The North Texas Food Bank since October 2023. She previously served on PepsiCo’s Latino/Hispanic Advisory Board. Ms. Odino-Johnson is a member of the NACD.
Experience, Qualifications, Attributes and Skills: Ms. Odino-Johnson brings extensive experience as a marketing executive, counseling companies and organizations on strategic and digital marketing strategies, to our Board.
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
Experience, Qualifications, Attributes and Skills: Mr. Rinaldi brings his extensive legal experience advising and counseling corporate officers of public companies and independent auditors in matters involving SEC compliance, director and officer liability and suits brought by stockholders and bondholders, as well as his experience in real estate, employment, insurance and intellectual property-related legal matters, to our Board. In addition, Mr. Rinaldi brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2013 to his role as a director of the Company.
Jay H. Shah. Mr. Shah was appointed to our Board in October 2024 and serves as a member of our Compensation Committee. He has been a Senior Advisor to Hersha Hotels & Resorts ("Hersha") since November 8, 2023 and has been a trustee since 2006. Prior to his role as Senior Advisor, Mr. Shah served as Hersha’s Executive Chairman since January 1, 2023. Prior to his role as Executive Chairman, Mr. Shah served as Hersha’s Chief Executive Officer for seventeen years and before that he served as Hersha’s President and Chief Operating Officer. Prior to joining Hersha, Mr. Shah formed Shah & Byler, LLP, a Philadelphia-based law firm specializing in real estate and construction. Earlier, Mr. Shah was also a consultant at the former Coopers & Lybrand LLP, now PricewaterhouseCoopers. Mr. Shah served as a legislative assistant to the late Senator John Heinz on Capitol Hill and has also worked with the Philadelphia District Attorney's office. Mr. Shah serves on Cornell University's Dean’s Advisory Board for the School of Hotel Administration and is also a member of the American Hotel & Lodging Association’s (“AHLA”) Board of Directors, AHLA Hospitality Investment Roundtable, AHLA Owner’s Roundtable and the Chief Executives Organization. He serves on the Jefferson University and Hospital System’s CEO advisory board and is a member of the Board of Trustees of both the National Constitution Center and the Philadelphia Museum of Art. Mr. Shah earned a Bachelor of Science degree from the Cornell University School of Hotel Administration, an MBA from the Temple University Fox School of Business, and a Law degree from Temple University Beasley School of Law.
Experience, Qualifications, Attributes and Skills: The Company has determined that Mr. Shah’s qualifications to serve on the Board of Directors include his extensive experience in the lodging and real estate industry and his experience negotiating and structuring real estate transactions and real estate-related joint ventures, including in his role as a former practicing real estate attorney. Mr. Shah has more than 25 years of lodging and real estate experience and has developed a broad network of hotel industry contacts at leadership levels, including institutional investors, lenders, developers, brokers, franchisors and operators.
Kellie Sirna. Ms. Sirna was appointed to our Board in April 2025. She is the owner and principal of Design 11 Studio, LLC (“Studio 11 Design”), a full-service interior design firm for the hospitality and leisure industries. Studio 11 Design was founded in 2011 and focuses on two verticals: Brand Bottega, a brand identity and design component, as well as Lou Verne by Studio 11 Design, an in-house creative team specializing in art curation, creation and styling. Ms. Sirna has worked in the design industry for more than two decades. She serves on the Hospitality Design Magazine board and has judged the HD Awards and Wave of the Future Awards. She’s a gold-level recipient of American Business Awards’ Woman of the Year and has been covered as a leading entrepreneur by various notable media outlets including Boutique Design, Hospitality Design, CNN, Conde Nast Traveler, Forbes, and the Wall Street Journal. Ms. Sirna holds a Bachelor of Fine Arts degree in Interior Design and Merchandising from the University of North Texas.
Experience, Qualifications, Attributes and Skills: Ms. Sirna brings extensive entrepreneurial and creative design skills focusing on the hospitality and leisure industries to our Board.
Terms of Directors and Executive Officers
All of our directors are elected annually by our stockholders. If elected by the required vote, each of the persons nominated as director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.
Our Executive Officers are not appointed to serve for any specific term, but serve at the pleasure of our Board.
Attendance at Annual Meeting of Stockholders
In keeping with our corporate governance principles, directors are expected to attend the annual meeting of stockholders in person. All persons who were directors at the time of our 2024 annual meeting of stockholders attended our annual meeting in person.
Delinquent Section 16(a) Reports
To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and the written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act, “Section 16 Officers”) and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, and during the year ended December 31, 2024, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements.
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
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
•full, fair, accurate, timely and understandable disclosure in our reports ﬁled with the SEC and our other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the code;
•protection of Company assets, including corporate opportunities and confidential information; and
•accountability for compliance to the code.

Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by the Board or one of the Board committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.
Committees of our Board of Directors
Historically, the standing committees of the Board have been the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In 2016, the Board added the Related Party Transactions Committee as a standing committee of the Board. Each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is governed by a written charter that has been approved by the Board. A copy of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee charters can be found on our website at www.bhrreit.com by clicking the "INVESTOR" tab, then the "CORPORATE GOVERNANCE" tab and then the "Governance Documents" link. The contents of our website are not, however, a part of this report.
The members of our Audit Committee are Rebecca Musser (chair), Rebeca Odino-Johnson and Candace Evans. All of the members of the Audit Committee have been determined by our Board to be independent at all pertinent times, including under the heightened independence standards for members of audit committees of boards of directors. Ms. Musser qualifies as an “audit committee financial expert,” as defined by the applicable rules and regulations of the Exchange Act. All of the members of our Audit Committee are “financially literate” under the NYSE listing standards. The Audit Committee met a total of five times in 2024.
The members of our Compensation Committee are Matthew D. Rinaldi (chair) and Jay H. Shah. Both of the members of the Compensation Committee have been determined by our Board to be independent at all pertinent times, including under the heightened standards for members of the compensation committees of boards of directors. The Compensation Committee met a total of three times in 2024.
The members of our Nominating and Corporate Governance Committee are Stefani D. Carter (chair) and Candace Evans. Both of the members of the Nominating and Corporate Governance Committee have been determined by our Board to be independent at all pertinent times. The Nominating and Corporate Governance Committee met a total of four times in 2024.
The members of our Related Party Transactions Committee are Rebeca Odino-Johnson (chair), Matthew D. Rinaldi and Stefani D. Carter. The Related Party Transactions Committee has the authority to review any transaction in which our officers, directors, Ashford Inc. or Ashford Trust or their officers, directors or respective affiliates have an interest, including any other related party and their respective affiliates, before recommending approval by a majority of our independent directors. The Related Party Transactions Committee can deny any proposed transaction or recommend for approval to the independent directors. Also, the Related Party Transactions Committee periodically reviews and reports to independent directors on past-approved related party transactions.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also the policy of the Company to comply with applicable securities laws when transacting in its own securities. A copy of our Policy on Insider Trading and Compliance has been filed as an exhibit to our Original Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
The following is a discussion of the compensation program adopted for our named executive officers, which include Mr. Stockton, our President and Chief Executive Officer, Mr. Eubanks, our Chief Financial Officer, Mr. Rose, our Executive Vice President, General Counsel and Secretary, and Mr. Coe, our Chief Accounting Officer. Also included below is a discussion of the incentive compensation awarded to our named executive officers in 2025 with respect to 2024 performance. This discussion should be read together with the compensation tables and related disclosures set forth elsewhere in this Item 11.

Compensation of Our Executive Officers
We are externally advised by Ashford Inc. pursuant to an advisory agreement. Ashford Inc., through its operating company Ashford Hospitality Advisors LLC (“Ashford LLC”), is responsible for implementing our investment strategies and managing our operations. Our advisor manages the day-to-day operations of our Company and our affiliates in exchange for an advisory fee, the terms of which are described under “Our Relationship and Agreements with Ashford Inc. and its Subsidiaries.” As a consequence of this management arrangement and although the Company has executive officers, it does not have any employees. Each of the Company's executive officers is, however, an employee of our advisor and is compensated by our advisor in his capacity as such. During all of 2022, 2023 and 2024, the cash compensation received by our executive officers was paid to those persons by Ashford Inc. in their capacity as employees of our advisor. However, our executive officers (as well as other employees of our advisor) continue to be eligible to receive equity-based (and, for 2023, 2024 and 2025, certain deferred cash) awards under our 2013 Equity Incentive Plan as described below. We do not, however, provide any other compensation or employee benefit plans for our executive officer.
Compensation Objectives & Philosophy
The objectives of our equity compensation program are to: (i) motivate our executive officers to achieve the Company's business and strategic objectives; (ii) align the interests of key leadership with the long-term interests of the Company's stockholders; and (iii) provide rewards and incentives, without excessive risk taking, in order to attract, retain and motivate our executive officers to perform in the best interests of the Company and its stockholders.
Role of the Compensation Committee
The compensation we pay to our executive officers is administered under the direction of our Compensation Committee. In its role as the administrator of our compensation program, our Compensation Committee recommends the compensation to be paid to our named executive officers with respect to a year to the Board, taking into consideration the recommendations of our Chairman and our independent compensation consultant, with the members of the Board ultimately approving all executive compensation decisions.
Our Compensation Committee has the authority to retain independent advisors to assist the committee in fulfilling its responsibilities. The committee has retained Gressle & McGinley as its independent compensation consultant. Gressle & McGinley has not performed any services other than executive and director compensation services for the Company, and has performed its services only on behalf of, and at the direction of, the Compensation Committee (although Gressle & McGinley is also the independent compensation consultant to the compensation committees of the boards of directors of our advisor, Ashford Inc., and Ashford Trust). Our Compensation Committee has reviewed the independence of Gressle & McGinley in light of SEC rules and stock exchange listing standards regarding compensation consultant independence and has affirmatively concluded that Gressle & McGinley is independent from the Company and has no conflicts of interest relating to its engagement by our Compensation Committee.
Interaction with Management
Our Compensation Committee regularly meets in executive sessions without management or other directors present. Executives generally are not present during Compensation Committee meetings. However, our Chairman and certain of our executive officers and employees of our advisor do attend all or part of certain Compensation Committee meetings. Our Chairman, considering certain performance factors as set by the Board each year, annually reviews the compensation for each named executive officer and our advisor's (and its subsidiaries') employees as a group and makes recommendations to our Compensation Committee regarding the compensation we should grant to our named executive officers and our advisor's (and its subsidiaries') employees as a group. Final compensation decisions for our executive officers are ultimately made in the sole discretion of, and with the approval of, the members of the Board based on the recommendations of the Compensation Committee.
Corporate Governance
Our Compensation Committee believes that the integrity of corporate governance is reinforced by linking our executive officers' long-term interests to the interests of our stockholders through our compensation program. We believe that our compensation program provides appropriate performance-based incentives to attract and retain leadership talent, and to align officer and stockholder interests.
Consideration of Prior Year Say-on-Pay Vote
At our 2024 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on a non-binding advisory basis, our executive compensation. Approximately 73% of the votes cast at our 2024 annual meeting of stockholders voted to approve our 2023 executive compensation. The Compensation Committee reviewed the results of this advisory "say-on-pay" vote and considered it in determining specific award amounts granted to our named executive officers for 2024. For more information, see “—2024 and 2025 Incentive Compensation Grant Decisions” below. The Compensation Committee will also carefully consider future stockholder votes on this matter, along with other expressions of stockholder views it receives on specific policies and desirable actions.
Advisory Fee and Compensation Paid by the Advisor
Pursuant to our advisory agreement, we pay Ashford Inc. an advisory fee. In turn, Ashford Inc. uses a portion of the proceeds of such advisory fee to pay the cash compensation it pays its personnel. We do not specifically reimburse Ashford Inc. for any executive officer compensation or benefits costs. The following is a summary of the advisory fees we paid to Ashford Inc. in 2024 and the total 2024 compensation paid to our named executive officers:
•Under the terms of our advisory agreement, we incurred a total advisory fee of approximately $30.5 million to Ashford Inc., comprised of a base fee of approximately $13.8 million, approximately $11.6 million of reimbursable expenses inclusive of deferred cash compensation, equity-based compensation expense of approximately $2.3 million associated with equity grants of our common stock and LTIP units awarded to our executive officers and the officers and certain employees of Ashford Inc. and its aﬃliates and an incentive fee of approximately $2.7 million.
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
•For 2024, our named executive officers earned total cash compensation of approximately $5.4 million from Ashford Inc. based on amounts determined through the date hereof. This amount was comprised of an aggregate of approximately $2.2 million in salaries and an aggregate of approximately $3.2 million in cash bonuses. In addition, Ashford Inc. granted 101,054 restricted shares of common stock of Ashford Inc. with an aggregate grant date fair value of approximately $330,000 to our named executive officers.
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
•The 2024 annual bonus program at Ashford Inc. took into account a variety of financial performance factors, including the level of attainment of budgeted revenue, budgeted adjusted EBITDA, liquidity levels and capital raising, as well as non-financial strategic goals related to investor outreach and loan refinancing.
2024 and 2025 Incentive Compensation Grant Decisions
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
The SEC's rules require disclosure in the tables that follow this Compensation Discussion and Analysis of the equity awards that were granted to our named executive officers in 2024. However, this “2024 and 2025 Incentive Compensation Grant Decisions” section describes incentive compensation grants made to our named executive officers in March 2025 because the Company's long-term incentive compensation awards are granted to named executive officers in respect of their performance during the preceding year. For a discussion of awards made in 2024 (in respect of 2023 service), please refer to the

“Executive Compensation” discussion contained in our Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 25, 2024.
For our March 2025 awards based on 2024 performance, the size of the potential awards for our named executive officers was determined based on 2024 performance, historical compensation levels in the hospitality REIT sector and the recommendations of the Chairman in setting the awards for each individual named executive officer. 2024 performance was evaluated based on six business objectives established by the Board of Directors. The Board believes these objectives reflected the cyclicality of the industry in which we operate and evolving changes in market conditions and were appropriate to further align the interests of the named executive officers with the interests of our stockholders. The following table summarizes the six business objectives set by the Board of Directors for 2023, along with the actual results:
2024 Business Objectives

	Budget/ Target	Actual (2)	Comment
Achieve budgeted Revenue	$636.7M	$728.4M	Achieved
Achieve budgeted Adjusted EBITDAre	$125.3M	$157.6M	Achieved
Sell Hilton Torrey Pines and/or Ritz Carlton Sarasota	Closed sale of Hilton Torrey Pines in July 2024		Achieved
Complete Capital Hilton, Bardessono and Ritz-Carlton Lake Tahoe Renovations	Capital Hilton & Bardessono: Renovations completed Q1 2024 Ritz-Carlton Lake Tahoe: Renovations completed Q4 2024		Achieved
Maintain liquidity of $50M(1)	$50M	$207.9M	Achieved
Conduct at least 200 interactions with investors/ analysts consisting of calls, meetings, and/or presentations	200	279	Achieved
(1)    Including cash and cash equivalents, restricted cash, marketable securities, due from third party managers, and available credit facility.
(2)    As of 12/31/2024.
Based on its review of 2024 performance and in conjunction with cost-saving efforts, the Committee determined to award a reduced total amount of deferred cash compensation award as compared to the prior year, despite the Company’s attainment of all of the six business objectives in 2024.
For 2025, the Company continued its reliance on deferred cash payments (“Deferred Cash Awards”) and determined, for 2025, to grant long-term incentive awards exclusively in that form in lieu of providing part of the award in the form of performance stock units “PSUs”) or performance LTIP Units (“Performance LTIPs”). 1/12th of the Deferred Cash Award will vest generally subject to continued service over the 12 calendar quarters first ending March 31, 2025 and thereafter. Previously granted PSUs and Performance LTIPs remain outstanding in accordance with their terms.
A summary of the Deferred Cash Awards granted in March 2025 to our named executive officers is as follows.

Deferred Cash Amount ($)
Richard J. Stockton	2,096,369
Deric S. Eubanks	1,147,717
Alex Rose	919,482
Justin Coe	321,563
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
Review of Market Data for Peer Companies
Incentive compensation grants for our named executive officers are determined based on a number of factors, including a periodic review of the compensation levels in the marketplace for similar positions. The Compensation Committee, with the assistance of Gressle & McGinley, our independent compensation consultant, annually undertakes such a review of competitive compensation compared to market, with a particular emphasis on market level of equity compensation.
Competitive pay data is used for reference only to gauge the marketplace for executive compensation in our industry. The Compensation Committee does not establish a specific target percentile of market for our executives and generally seeks to provide the compensation levels needed to retain our exceptional executive team and reward appropriately for performance.
The specific peers used to assess competitive pay include other hospitality REITs with similar assets. The hospitality REITs included in our assessment of competitive pay include: Chatham Lodging Trust, DiamondRock Hospitality Company, Host Hotels & Resorts, Inc., Park Hotels and Resorts, Inc., Pebblebrook Hotel Trust, RLJ Lodging Trust, Summit Hotel Properties, Inc., Sunstone Hotel Investors, Inc., and Xenia Hotels & Resorts, Inc.
Stock Ownership Guidelines
Our Corporate Governance Guidelines provide ownership guidelines for our executive officers. The guidelines state that the Chief Executive Officer should hold an amount of our common stock or other equity equivalent having a market value in excess of three times his annual base salary paid by our advisor in effect at the time of his appointment as Chief Executive Officer and each other executive officer should hold common stock or other equity equivalent having a market value in excess of one-and-one half times his annual base salary paid by our advisor in effect at the time of his appointment to such office. The guidelines provide that ownership of common units or LTIP units in our operating partnership constitute “common stock” for purposes of compliance with the guideline based on a conversion ratio of 1:1. Executive officers are expected to achieve compliance within four years of being appointed. Once an executive officer has met his or her guideline, he or she will not be considered to be out of compliance with the guideline as a result of stock price volatility. The Company calculates the minimum number of shares necessary to meet compliance with the guidelines, and that number of shares will be the number required to be held through the remaining term of an executive's tenure. Although an executive officer may not sell any common stock granted to them in connection with their service to the Company until the executive officer is in compliance with the guidelines, no executive officer is required to acquire shares on the open market (or is prohibited from selling shares acquired on the open market) in order to meet compliance with the guidelines. As of December 31, 2024, each of our named executive officers had stock ownership that met the guidelines or was within the grace period for satisfying the requirements.
Hedging and Pledging Policies
We maintain a policy that prohibits our directors and executive officers from holding Company securities in a margin account or pledging Company securities as collateral for a loan. Our policy also prohibits our directors and executive officers from engaging in speculation with respect to Company securities, and specifically prohibits our executives from engaging in any short-term, speculative securities transactions involving Company securities and engaging in hedging transactions.
Adjustment or Recovery of Awards

The Company has adopted a clawback policy as required by the Dodd-Frank Act, applicable SEC rules and stock exchange listing requirements. That policy was adopted in place of the Company’s previously existing clawback policy.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, generally precludes a publicly held corporation from a federal income tax deduction for a taxable year for compensation in excess of $1 million paid to its "covered employees," which generally include its chief executive officer, chief financial officer, its next three most highly compensated executive officers, and any individual who is (or was) a "covered employee" for any taxable year beginning after December 31, 2016.
Our Company is structured such that compensation is not paid and deducted by the corporation, but at the Braemar OP level. Section 162(m)'s deduction limitation may apply to our distributive share of Braemar OP's deduction for compensation paid to covered employees. The deductibility of compensation is only one of a multitude of factors that we consider in establishing compensation, and we and our Compensation Committee believe that it is important to retain flexibility to award compensation to our employees that appropriately incentivizes their retention, encourages performance, and aligns with our stockholders' interests, even if the deductibility of that compensation is limited (whether under Section 162(m) or otherwise). We also consider the accounting impact of all compensation paid to our executives, and equity awards are given special consideration pursuant to FASB ASC Topic 718.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis disclosure with the Company's management, and based on this review and discussion, the Compensation Committee has recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment.
COMPENSATION COMMITTEE
Matthew D. Rinaldi, Chairman
Jay H. Shah
EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table sets forth the fiscal 2024, 2023, and 2022 compensation paid to or earned by the Company's named executive officers.

Name and Principal Position	Year	Salary (1)	Stock Awards/LTIPs	All Other Compensation (3)	Total
Richard J. Stockton	2024	$—	$—	$2,029,286	$2,029,286
President and Chief Executive Officer	2023	$—	$833,875	$1,163,830	$1,997,705
	2022	$—	$1,232,106	$422,556	$1,654,662
Deric S. Eubanks	2024	$—	$—	$971,325	$971,325
Chief Financial Officer	2023	$—	$419,773	$588,753	$1,008,526
	2022	$—	$594,684	$203,949	$798,633
Alex Rose	2024	$—	$—	$663,582	$663,582
Executive Vice President, General Counsel and Secretary	2023	$—	$318,012	$373,755	$691,767
	2022	$—	$239,794	$82,237	$322,031
Justin Coe (2)	2024	$—	$—	$70,068	$70,068
Chief Accounting Officer
(1)We do not pay salary or bonus compensation to our executive officers, including our named executive officers. However, we grant our executives and the executives and employees of our advisor and its subsidiaries equity-based (and, for 2024, 2023 and 2022, certain cash-based incentive compensation) awards, if and to the extent determined appropriate by our Compensation Committee. No allocation of the total compensation paid and benefits provided by Ashford Inc. to its officers and employees who are our named executive officers is made for the time spent by such persons on behalf of either our Company or Ashford Trust. As a result, we have not included any amount of the compensation paid and benefits provided to such persons by Ashford Inc. in the foregoing summary compensation table.
(2)Mr. Coe first became an NEO in 2024.
(3)Represents payments made within the year for deferred cash awards granted by the Company in 2022, 2023 and 2024. Respectively, 2022 includes 1/3rd of the 2022 award, 2023 includes 1/3rd of the 2022 award and 1/3rd of the 2023 award, 2024 includes 1/3rd of the 2022 award, 1/3rd of the 2023 award and 1/3rd of the 2024 award.

2024 Grants of Plan-Based Awards
Our named executive officers did not receive any grants of plan-based awards in 2024.
Outstanding Equity Awards at 2024 Fiscal Year End
The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2024:

Name	Number of Service-Based Equity Awards That Had Not Vested	Market Value of Service-Based Equity Awards That Had Not Vested (1)	Number of Equity Incentive Plan Awards (PSUs and Performance LTIPs) That Were Unearned or Not Vested		Market Value of Equity Incentive Plan Awards (PSUs and Performance LTIPs) That Were Unearned or Not Vested (1)
Richard J. Stockton	—	$—	88,148	(2)	$264,443
Deric S. Eubanks	—	$—	44,374	(2)	$133,121
Alex Rose	—	$—	33,617	(2)	$100,850
Justin Coe	—	$—	—		$—
(1)Market value of unvested time-based and performance-based awards is based on the closing share price of our common stock on the NYSE on December 31, 2024 of $3.00.
(2)These PSU awards or Performance LTIPs were granted on March 3, 2023 and assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2025. Amount reflects the threshold payout level, which is 50% of the target level, based on actual performance as of December 31, 2024; however, the actual number of PSUs or Performance LTIPs that will vest could range from 0% to 200% of the target number.
Equity Awards Vested in Fiscal Year 2024
The following table provides information concerning equity awards granted by us that vested during 2024. None of the named executive officers hold any stock option awards.

Name	Number of Equity Awards Acquired on Vesting	Value Realized on Vesting(1)(2)
Richard J. Stockton	$475,182	$1,379,246
Deric S. Eubanks	$238,530	$683,421
Alex Rose	$81,128	$246,520
Justin Coe	$3,728	$7,195
(1) This amount includes common stock and also vested LTIP units based upon the market value of our common stock upon vesting. Because of the nature of LTIP units, the actual value upon vesting, if any, may have been less, and the actual amount realized will not be determinable until the units are redeemable.
(2) This amount includes common stock and LTIPs that were issued as fully vested equity pursuant to the vesting of the 2022 PSU and PLTIP awards.
Pension Benefits
We do not provide pension or retirement benefits to our named executive officers.
Non-Qualified Deferred Compensation
Our named executive officers have not received any nonqualified deferred compensation.
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
The following table sets forth the value of the equity and deferred cash awards held by the Company's named executive officers as of December 31, 2024 whose vesting would accelerate in the circumstances described above, assuming a common stock value of $3.00 per share, the closing share price of the common stock as of December 31, 2024, and, as applicable, that the outstanding performance-based awards are paid out at the target level, other than the performance LTIPs, which assume the maximum level. The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event.

Name	Change in Control (No Termination) (1)	Involuntary Termination from Advisor, Death, Disability and Non-Renewal of Employment Agreement(1)
Richard J. Stockton	$528,885	$3,001,071
Deric S. Eubanks	$266,241	$1,416,190
Alex Rose	$201,699	$1,072,871
Justin Coe	$—	$74,541
(1)    Values assume that the outstanding performance-based awards are paid out at the target level, other than the performance LTIPs, which assume the maximum level.
Equity Grant Procedures
The Company currently does not grant options. However, with respect to grants of equity of the Company in general, the Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation. Additionally, the Compensation Committee approves equity awards for our named executive officers on or before the date of grant.
Director Compensation
Each of our non-executive directors (other than our Chairman, Mr. Bennett) is paid an annual base cash retainer of $55,000, and an additional fee of $2,000 for each Board or committee meeting that he or she attends in person (in a non-committee chairperson capacity), $3,000 for each committee meeting that he or she attends as committee chairperson and $500 for each Board or committee meeting that he or she attends via teleconference. Non-executive directors (other than Mr. Bennett) serving in the following capacities also receive the additional annual cash retainers set forth below:

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
Beginning in fiscal 2018, we adopted a policy that sets the size of the share/unit grants in three-year cycles by establishing a grant size in the first year of the cycle as a fixed number of shares/units to be granted annually. In 2018, the Board established an annual grant amount for the 2018-2020 cycle of 5,700 shares/units, worth approximately $60,000 as of the date of determination in 2018. Therefore, in each of fiscal 2018, 2019, and 2020, each non-executive director received a grant of 5,700 shares of fully vested common stock or LTIP units. In 2021, the annual grant was “reset” by establishing a new annual grant size (11,194 shares/units, worth approximately $78,500 as of the date of determination in 2021) that applied for the 2021-2023 three-year cycle. In 2022, however, upon the recommendation of our compensation consultant, the annual grant was again “reset” by establishing a new annual grant size (14,925 shares/units, worth approximately $80,000 as of the date of determination in 2022) that applied for the remainder of the 2021-2023 three-year cycle. In May 2024, the Board elected to maintain the annual grant of 14,925 shares/units.
Our Chairman, Mr. Bennett, instead receives an annual incentive compensation grant (for the 2024 award, in the form of an equity-based award and a deferred cash compensation award and for the award granted in 2025 in respect of 2024 in the form of a deferred cash compensation award only) with a value and vesting schedule that is determined by the Board after review of the Company's prior fiscal year performance, considering the same factors as the Board takes into account in making (and providing generally the same vesting terms as) the annual incentive compensation grants to our named executive officers (as further described below under “Executive Compensation”). Mr. Bennett's annual award is not granted in respect of his service on the Board but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor. The Board believes that the size of, and vesting schedule applicable to, Mr. Bennett's annual grant is appropriate because it reflects the scale of his historical and ongoing contributions to the Company, the depth of his expertise and knowledge of both the Company and our industry generally, and his continuous leadership as a founder of the Company and our advisor.
Our Corporate Governance Guidelines provide a stock ownership requirement for our directors. Under our guidelines, each director should hold common stock with a value in excess of three times his or her annual Board retainer fee in effect at the time of such director's election to the Board (excluding any portion of the retainer fee representing additional compensation for being a committee chairman or committee member). New directors are expected to achieve compliance with this requirement within four years from the date of election or appointment. Once a director has met his or her guideline, he or she will not be considered to be out of compliance with the guideline as a result of stock price volatility. The Company calculates the minimum number of shares necessary to meet compliance with the guidelines, and that number of shares will be the number required to be held through the remaining term of a director's tenure. Although directors may not sell any common stock granted to them in connection with their service to the Company until the director is in compliance with the guidelines, no director is required to acquire shares on the open market (or is prohibited from selling shares acquired on the open market) in order to meet compliance with the guidelines. As of December 31, 2024, each of our directors had stock ownership that met the guidelines or was within the grace period for satisfying the requirements.
The following table summarizes the compensation paid by us to our non-executive directors for their services for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	LTIP/Stock Awards(1)	All Other Compensation(2)	Total
Monty J. Bennett	$—	$—	$2,367,347	$2,367,347
Stefani D. Carter	$198,355	$42,089	$—	$240,443
Candace Evans	$69,500	$42,089	$—	$111,589
Rebecca Musser	$—	$17,628	$—	$17,628
Rebeca Odino-Johnson	$112,500	$42,089	$—	$154,589
Matthew D. Rinaldi	$113,500	$42,089	$—	$155,589
Jay H. Shah	$27,010	$29,546	$—	$56,556
Kenneth H. Fearn, Jr. (3)	$173,355	$42,089	$—	$215,443
Abteen Vaziri (3)	$158,605	$42,089	$—	$200,693
(1)Based on the fair market value of the stock awards computed in accordance with FASB ASC Topic 718 on the date of the grant. See notes 2, 11 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the assumptions used in the valuation of stock-

based awards. Mses. Evans and Carter and Messrs. Vaziri and Shah elected to receive their equity awards in the form of LTIP units, while the remaining non-executive directors elected to receive shares of common stock.
(2)As described above, Mr. Bennett's annual equity award and deferred cash is not granted in respect of his service on the Board, but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor, and is therefore disclosed in the “All Other Compensation” column. The approximate balance of $2.4 million is attributable to deferred cash awards. The deferred cash award amount consists of a one-third allocation from Mr. Bennet’s 2022 award, one-third from his 2023 award and one-third from his 2024 award of approximately $461,000, $979,000 and $927,000, respectively (the portions of those awards that vested and became payable in 2024). Mr. Bennett did not receive an equity award in 2024. See Notes 2, 11, and 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the assumptions used in the valuation of stock-based awards. As of December 31, 2024, Mr. Bennett held 352,590 performance-based LTIP Units that remain subject to vesting conditions (which reflect the maximum amount that could be earned in respect of such LTIP Units).
(3)Messrs. Abteen Vaziri’s and Kenneth H. Fearn, Jr.’s service as directors ceased on December 17, 2024 and December 18, 2024, respectively.
Compensation Committee Interlocks and Insider Participation
During 2024, each of Mses. Evans and Odino-Johnson and Messrs. Rinaldi and Shah served on our Compensation Committee. Each of those persons was or is an independent director throughout the period for which they served or have served on our Compensation Committee during 2024 and thereafter. None of these directors was, is or has ever been an officer or employee of our Company. None of our executive officers serves, or during 2024 served, as (i) a member of a Compensation Committee (or Board committee performing equivalent functions) of any entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee, or (ii) a director of another entity, one of whose executive officers served or serves on our Compensation Committee. No member of our Compensation Committee has or had in 2024 any relationship with the Company requiring disclosure as a related party transaction under Item 13.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as of March 31, 2025 regarding the ownership of our equity securities by (i) each person known to us who beneficially owns, directly or indirectly, more than five percent of our outstanding shares of voting stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. In accordance with SEC rules, each listed person's beneficial ownership includes: (i) all shares the person owns beneficially; (ii) all shares over which the person has or shares voting or dispositive control (such as in the capacity of a general partner of an investment fund); and (iii) all shares the person has the right to acquire within 60 days. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of our voting stock shown to be beneficially owned by such person or entity. As of March 31, 2025, we had an aggregate of 82,415,195 shares of voting stock outstanding, consisting of 67,046,523 shares of our common stock, 13,909,632 shares of our Series E Preferred Stock and 1,459,040 shares of our Series M Preferred Stock. Except as indicated in the footnotes to the table below, the address of each person listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

Security Ownership of Management and Directors

	Common Stock			Series E Preferred Stock		Series M Preferred Stock
Name of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Monty J. Bennett	775,628	(3)	1.1%	44,444	*	—	*
Richard J. Stockton	647,098		*	—	*	—	*
Deric S. Eubanks	491,729		*	—	*	—	*
Justin Coe	607		*	1,111	*	—	*
Alex Rose	61,373		*	—	*	—	*
Stefani D. Carter	97,346		*	—	*	—	*
Candace Evans	48,217		*	1,308	*	—	*
Rebecca Musser	5,561		*	—	*	—	*
Rebeca Odino-Johnson	29,850		*	—	*	—	*
Matthew D. Rinaldi	106,689		*	4,444	*	—	*
Jay H. Shah	—		*	—	*	—	*
All directors and executive officers as a group (11 persons)	2,263,491		3.3%	51,307	*	—	*
*    Denotes less than 1.0%
(1)Ownership includes common units of Braemar OP issued in connection with our spin-oﬀ from Ashford Trust in November 2013. Beginning one year from the issuance date, such common units issued are redeemable by the holder for cash or, at our option, shares of our common stock on a one-for-one basis. Assumes that all common units of our operating partnership held by such person or group of persons are redeemed for common stock (regardless of when such units are redeemable). The number includes LTIP units in our operating partnership that have achieved economic parity with the common units as of March 31, 2025 but excludes any LTIP units (including Performance LTIPs) issued subsequent to March 31, 2025 or that have not yet achieved economic parity or PSUs, LTIP units or Performance LTIPs that have not yet vested. All LTIP units that have achieved economic parity with the common units are, subject to certain time-based and/or performance-based vesting requirements, convertible into common units, which may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Ownership does not include shares of our Series C Preferred Stock, none of which have been issued. The Company has no immediate plans to issue any Series C Preferred Stock.
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
(4)Ms. Kellie Sirna was appointed to the Board effective April 1, 2025; accordingly, she is not included in the table above.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of March 31, 2025 regarding the ownership of our equity securities by the persons known to Braemar to be the beneficial owners of five percent or more of our common stock, our Series E Preferred Stock or Series M Preferred Stock, by virtue of the filing of a Schedule 13D or Schedule 13G with the SEC. To our knowledge, other than as set forth in the table below, there are no persons owning more than five percent of any class of Braemar's common stock.

	Common Stock		Series E Preferred Stock		Series M Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Al Sham Investments Limited	6,513,000 (2)	9.7%	—	*	—	*
Zazove Associates, LLC	6,258,342 (3)	9.3%	—	*	—	*
BlackRock, Inc.	5,672,006 (4)	8.5%	—	*	—	*
The Vanguard Group	3,399,117 (5)	5.1%	—	*	—	*
(1)As of March 31, 2025, there were outstanding and entitled to vote 67,046,523 shares of common stock. Ownership does not include shares of our Series C Preferred Stock, none of which have been issued. The Company has no immediate plans to issue any Series C Preferred Stock.
(2)Based on information provided by Al Shams Investments Limited in a Schedule 13G ﬁled with the SEC on November 7, 2024. Per such Schedule 13G, Al Shams Investments Limited has shared voting power over all of such shares and shared dispositive power of all of such shares. The principal business address of Al Shams Investments Limited is 5B Waterloo Lane, Pembroke HM 08, Bermuda.
(3)Based on information provided by Zazove Associates, LLC in a Schedule 13G ﬁled with the SEC on January 8, 2025. Per such Schedule 13G, Zazove Associates, LLC has sole voting power over all such shares and sole dispositive power of all of such shares. The principal business address of Zazove Associates, LLC is 1001 Tahoe Blvd., Incline Village, NV 89451.
(4)Based on information provided by BlackRock, Inc. in a Schedule 13G ﬁled with the SEC on February 7, 2025. Per such Schedule 13G, BlackRock, Inc. has sole voting power over 5,583,759 shares and sole dispositive power of all of such shares. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
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
Our Chairman, Mr. Monty J. Bennett, also serves as Chairman and Chief Executive Officer of Ashford Inc. As of March 31, 2025, Mr. Monty J. Bennett may be deemed to beneficially own approximately 2,915,598 shares of Ashford Inc.'s common stock. This amount includes common stock, common units in Ashford Inc.'s operating company that are redeemable for cash or, at the option of Ashford Inc., for shares of Ashford Inc.'s common stock on a one-for-one basis, and vested LTIPs achieving parity with the common units. This amount also includes approximately 2,177,726 shares of Ashford Inc.'s common stock issuable in the aggregate upon conversion of 9,279,300 shares of Ashford Inc.'s Series D Cumulative Convertible Preferred Stock (the "Series D Convertible Preferred Stock"), along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Monty J. Bennett as of such date, each of which shares of Series D Convertible Preferred Stock is convertible into shares of Ashford Inc. common stock at a conversion ratio equal to the liquidation price of a share of Series D Convertible Preferred Stock (which is $25) divided by $117.50. In accordance with SEC rules, Mr. Monty J. Bennett may be deemed to beneficially own approximately 75.3% of Ashford Inc.'s common stock. Additionally, Mr. Monty J. Bennett acquired the right to direct the vote with respect to approximately 590,000 common shares, effective March 25, 2025.
As of March 31, 2025, Mr. Monty J. Bennett's father, Mr. Archie Bennett, Jr., is deemed to beneficially own approximately 2,349,838 shares of Ashford Inc.'s common stock. This amount includes common stock and common units in Ashford Inc.'s operating company redeemable for cash or, at the option of Ashford Inc., into shares of Ashford Inc.'s common stock on a one-for-one basis. This amount also includes approximately 2,224,664 shares of Ashford Inc.'s common stock issuable in the aggregate upon conversion of 9,479,300 shares of Ashford Inc.'s Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Archie Bennett, Jr. as of such date. In accordance with SEC rules, Mr. Archie Bennett, Jr. may be deemed to beneficially own approximately 60.8% of Ashford Inc.'s common stock.
All of our named executive officers are executive officers or employees of Ashford Inc. (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Inc.), and we have one common director with Ashford Inc., Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Inc. As of March 31, 2025, our directors and named executive officers and their immediate family members (other than Mr. Monty J. Bennett, who is our Chairman, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett's father, each of whose beneficial ownership in Ashford Inc. is disclosed above) collectively may be deemed to beneficially own 228,265 shares of Ashford Inc.'s common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members (other than Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) may be deemed to beneficially own approximately 12.3% of Ashford Inc.'s common stock.

The fees due to Ashford Inc. and its subsidiaries pursuant to the agreements described below are paid by us to Ashford Inc. or its subsidiaries, and Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Inc., from the payment by us of such fees to Ashford Inc. or its subsidiaries.
Our Board of Directors has the authority to make annual cash and equity awards to Ashford Inc. or directly to its employees, officers, consultants and non-executive directors, based on our achievement of certain financial and other hurdles established by our Board of Directors. In March 2025, we awarded deferred cash awards to certain Ashford Inc.'s executives valued at approximately $7.1 million and deferred cash awards to Ashford Inc.'s non-executive employees valued at approximately $3.7 million.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor (the “Advisor”). Our advisory agreement with the Advisor has an initial ten-year term, which expires on January 24, 2027. The advisory agreement is automatically renewed for successive ten-year terms after its expiration unless terminated either by us or the Advisor. The Advisor is entitled to receive from us, on a monthly basis, a base fee, in an amount equal to 1/12th of (i) 0.70% or less of our total market capitalization plus (ii) a net asset fee adjustment (as described below), subject to a minimum monthly fee. The net asset fee adjustment is an amount equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any hotel assets purchased pursuant to the enhanced return funding program described below) sold or disposed of after the date of the Enhanced Return Funding Program Agreement (as defined below), commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of hotel assets purchased pursuant to the enhanced return funding program described below and then sold or disposed of by us after the date of the Enhanced Return Funding Program Agreement, commencing with and including the first such sale) and 1.07%. As a result of these provisions, in the event that we dispose of hotel properties in the future, we will continue to pay advisory fees to the Advisor in respect of hotel properties that we have sold. The Advisor may also be entitled to receive an incentive fee from us based on our performance, as measured by our total annual stockholder return compared to a defined peer group. For the year ended December 31, 2024, we paid to the Advisor a base fee of approximately $13.8 million and incentive fee of $2.7 million.
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
In addition, the Advisor is entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by the Advisor or its affiliates on our behalf or in connection with the services provided by the Advisor pursuant to the advisory agreement, which includes our pro rata share of the Advisor's office overhead and administrative expenses incurred in providing its duties under the advisory agreement. For the year ended December 31, 2024, we reimbursed the Advisor for expenses paid or incurred on our behalf totaling approximately $11.6 million.
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
Lismore Agreement
We engage Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”), a subsidiary of Ashford Inc., or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and provide brokerage services.
During the years ended December 31, 2024, 2023 and 2022, we incurred fees from Lismore or its subsidiaries of $2.8 million, $2.4 million and $1.4 million, respectively.
Project Management Agreement
In connection with Ashford Inc.'s August 8, 2018 acquisition of Premier, we entered into a project management agreement with Premier pursuant to which Premier provides construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company. For the year ended December 31, 2024, the amount of design and construction service fees we paid to Premier was approximately $14.5 million. Additionally, there were other reimbursed expenses related to fixed asset accounting services of approximately $1.4 million.
In February 2024, we amended the project management agreement to provide that Premier's fees shall be payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements. In March 2025, we awarded Deferred Cash Awards to Premier's employees valued at approximately $551,000.
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
Hotel Management Agreement
Our operating partnership is party to a hotel management agreement with respect to hotel management, dated August 8, 2018, with Remington Hospitality. Under our hotel management agreement with Remington Hospitality, Remington Hospitality provides hotel management services to three of our hotels, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. Pursuant to the hotel management agreement, we paid Remington Hospitality hotel management fees and other fees.
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
For the year ended December 31, 2024, the amount of hotel management fees incurred by us to Remington Hospitality was approximately $2.6 million, which included approximately $2.5 million of base management fees and $147,000 of incentive fees. Additionally, there were other reimbursed expenses of approximately $1.5 million. In March 2025, we awarded Deferred Cash Awards to Remington Hospitality's employees valued at approximately $868,000.
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
Cash Management Strategy with Ashford Inc.
In September 2022, given the recent increases in interest rates on short-term U.S. Treasury securities, the independent members of our Board of Directors approved the engagement of Ashford Inc. to actively manage and invest the Company's excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor's services under this engagement, the Company will pay the Advisor an annual fee equal to the lesser of (i) 20 basis points (0.20%) of the average daily balance of the Company's excess cash invested by the Advisor and (ii) the actual rate of return realized by the Cash Management Strategy (the “Cash Management Fee”); provided that in no event will the Cash Management Fee be less than zero. The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the

Company's excess cash pursuant to the Cash Management Strategy commenced in October 2022. In 2024, the Company paid the Advisor a Cash Management Fee of $91,000.
Agreement with Warwick Insurance Company
On November 30, 2023, the Related Party Transactions Committee approved us to procure a casualty insurance policy from Warwick Insurance Company, LLC (“Warwick”), an insurance subsidiary of Ashford Inc., which is licensed by the Texas Department of Insurance. The workers compensation and general liability policies are effective December 19, 2023. All other policies became effective beginning December 19, 2023.
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

Ashford Inc. Interest in Certain Entities
The table below sets forth the entities in which Ashford Inc. had an interest as of December 31, 2024 with which we or our hotel properties contracted for products and services (other than advisory services pursuant to the advisory agreement), the approximate amounts paid by us for those services, Ashford Inc.'s interests in such entities (excluding the impact of the 0.2% minority interest in Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., not held by Ashford Inc.), and the number of board seats Ashford Inc. has on such companies' boards, such board seats being filled by directors or officers of us and/or directors, officers or employees of Ashford Inc.

Company Name	Product or Service	Amounts Paid by/(Retained by) us for Product or Service in 2024	Ashford Inc. Interest	Ashford Inc. Board Seats/Board Seats Available
OpenKey(1)	Mobile key app	$36,000	77%	1/3
Pure Wellness(2)	Hypoallergenic premium rooms	$146,000	100%	2/3
Lismore Capital(3)	Debt placement and related services	$2,799,000	100%	N/A
INSPIRE(4)	Audio visual services	$(4,415,000)	100%	N/A
RED Hospitality & Leisure	Watersports, ferry and excursion services	$377,000	100%	2/3
Ashford LLC	Insurance claims services	$2,000	100%	N/A
Premier(5)	Design and construction services	$15,886,000	100%	N/A
Remington Hospitality	Hotel management services	$4,089,000	100%	N/A
Real Estate Advisory Holdings LLC(6)	Debt placement/real estate brokerage	$—	30%	1/3
Ashford Securities LLC(7)	Broker/dealer and dealer manager fees	$(4,473,000)	100%	2/2
Ashford LLC(8)	Casualty insurance	$1,291,000	100%	N/A
(1)As of December 31, 2024, Ashford Trust held a 15.1% noncontrolling interest in OpenKey, Inc. ("OpenKey"), and Braemar held a 7.9% noncontrolling interest in OpenKey. Ashford Inc., Ashford Trust, and Braemar loaned $2.4 million, $0 and $79,000, respectively, to OpenKey during the year ended December 31, 2024. Pursuant to the Voting Agreement, dated as of March 8, 2016, Ashford Lending Corporation or its aﬃliates may designate one member of the board of directors of OpenKey, and the holders of a majority of OpenKey's Voting Series A Preferred Stock not held by any affiliate of Ashford Inc. may appoint an additional director.
(2)On April 6, 2017, a subsidiary of Ashford Inc. acquired substantially all of the assets and certain liabilities of PRE Opco, LLC (“Pure Wellness”), a New York limited liability company that provides hypoallergenic premium room products and services to hotels and other venues, including hotels owned by us and our affiliates.
(3)On November 1, 2019, Lismore Lismore, a wholly-owned subsidiary of our advisor, was formed in order to oﬀer debt placement and related services to Ashford Trust, Braemar and third parties.
(4)Inspire Event Technologies Holdings, LLC (f/k/a Presentation Technologies LLC; “INSPIRE”) provides an integrated suite of audio-visual services, including event, hospitality, and creative services to its customers in various venues including hotels and convention centers in the United States, Mexico, and the Dominican Republic. INSPIRE primarily contracts directly with third-party customers to whom it provides audio visual services. The gross revenue from these customers is generally collected by the hotels and the hotels retain an agreed commission and then remit the balance to INSPIRE. The amount above reﬂects the commission "retained by" Braemar.
(5)On August 8, 2018, Ashford Inc. completed the acquisition of Premier, the project management business formerly conducted by certain aﬃliates of Remington, for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Ashford Inc.'s Series B Convertible Preferred Stock to the sellers of Premier, primarily MJB Investments, LP (which is wholly-owned by Mr. Monty J. Bennett, our Chairman and the Chief Executive Oﬃcer and Chairman of Ashford Inc.), and his father Mr. Archie Bennett, Jr., our Chairman Emeritus. The Series B Convertible Preferred Stock had a conversion price of $140 per share and would convert into 1,450,000 shares of Ashford Inc.'s common stock. The $15.9 million amount disclosed above includes approximately $1.4 million of reimbursed expenses related to ﬁxed asset accounting services in addition to the approximate $14.5 million of fees for design and construction services.
(6)On January 1, 2019, Ashford Inc. acquired a 30% equity interest in Real Estate Advisory Holdings LLC (“REA Holdings”). REA Holdings, through its operating subsidiary, provides real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients.
(7)On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities, LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future advised platforms. In connection with the formation of Ashford Securities, we entered into a contribution agreement with Ashford Inc. and Ashford Trust to provide funds to Ashford Inc. to fund the formation, registration and ongoing funding requirements of Ashford Securities. In February 2023, we entered into a Third Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust with respect to the funding of certain expenses of Ashford Securities. Effective January 1, 2024, we entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust which states that, notwithstanding anything in the prior contribution agreements: (1) the parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the parties through Ashford Securities the prior quarter. To the extent contributions made by any of the parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc. Additionally, during the first quarter of 2024, there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc.
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

On December 31, 2020, we entered into an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) with Ashford Inc. and Ashford Trust with respect to the funding of certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford Inc., 0% to Ashford Trust and 50% to Braemar. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc. As of December 31, 2024, Braemar has funded approximately $12.9 million. For fiscal years ending 2024, 2023, 2022, 2021, 2020 and 2019, Braemar funded $(8.0) million, $15.3 million, $2.1 million, $2.5 million, $162,000 and $834,000, respectively.
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
Effective January 1, 2024, we entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust which states that, notwithstanding anything in the prior contribution agreements: (1) the parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the parties through Ashford Securities the prior quarter. To the extent contributions made by any of the parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc. Additionally, during the first quarter of 2024, there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc.
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
All of our named executive officers are executive officers of Ashford Trust (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Trust) and we have one common director with Ashford Trust, Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Trust. As of March 31, 2025, our directors and named executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett's father) collectively may be deemed to beneficially own 26,343 shares of Ashford Trust's common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to beneficially own approximately 0.5% of Ashford Trust's common stock.
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
Following deliberations, the Board has affirmatively determined that, with the exception of Mr. Monty J. Bennett, our Chairman, and Mr. Richard J. Stockton, our President and Chief Executive Officer, each nominee for election as a director of the Company is independent of Braemar and its management and has been such during his or her term as a director commencing with the annual meeting of stockholders of the Company held on December 17, 2024 under the standards set forth in our Corporate Governance Guidelines and the NYSE Listed Company Manual, and our Board has been since that date and is comprised of a majority of independent directors, as required by Section 303A.01 of the NYSE Listed Company Manual. Any

reference to an independent director herein means such director satisfies both the standards set forth in our Corporate Governance Guidelines and the NYSE independence tests.
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
Auditor Fees
Services provided by BDO USA, P.C. included the audits of the annual consolidated financial statements of the Company and our subsidiaries. Services also included the review of unaudited quarterly consolidated financial information in accordance with PCAOB standards, review and consultation regarding filings with the SEC and the Internal Revenue Service and consultation on financial and tax accounting and reporting matters. During the years ended December 31, 2024 and 2023, aggregate fees incurred related to our principal accountants BDO USA, P.C. Dallas, Texas, (PCAOB ID 243) consisted of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$685,000	$864,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$685,000	$864,000
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

PART IV
ITEM 15. EXHIBITS.
(a) Financial Statements
Consolidated Financial Statements are included in our Original Form 10-K filed with the SEC on March 12, 2025.
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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)
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

10.17.1†	Form of 2023 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K filed on March 10, 2023) (File No. 001-35972)
10.17.2†	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K filed on March 10, 2023) (File No. 001-35972)
10.17.3†	Form of 2023 Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.17.3 to the Annual Report on Form 10-K filed on March 10, 2023) (File No. 001-35972)
10.18†	Form of 2021 Performance LTIP Unit Award Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)
10.19†	Form of 2021 Performance Stock Unit Award Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)

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

10.32
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.33
Purchase and Sale Agreement, dated as of October 31, 2022, by and between SHR FSST, LLC and STRS FSST and BHR Scottsdale LP (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.34
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023) (File No. 001-35972)

10.35†
Amendment No. 4 to the Braemar Hotels & Resorts, Inc. Second Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2023) (File No. 001-35972)

10.36
Credit Agreement, dated as of July 31, 2023, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2023) (File No. 001-35972)

10.37
Amendment No. 2 to the Master Project Management Agreement, dated as of February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Premier Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 14, 2024) (File No. 001-35972)

10.38
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 14, 2024) (File No. 001-35972)

10.39
First Amendment to Credit Agreement, dated as of February 21, 2024, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 14, 2024) (File No. 001-35972)

10.40
Agreement of Purchase and Sale, dated as of May 6, 2024, by and among JRK Torrey Pines Hotel Owner LLC and CHH Torrey Pines Hotel Partners, LP and CHH Torrey Pines Tenant Corp. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 8, 2024) (File No. 001-35972)

10.41
Cooperation Agreement, dated July 2, 2024, by and among Braemar Hotels & Resorts Inc., Ashford Hospitality Trust, Inc., Ashford Inc., Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972)

10.42
Share Ownership Agreement, dated July 2, 2024, by and among Braemar Hotels & Resorts Inc., Ashford Hospitality Trust, Inc., Ashford Inc., Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972)

10.43
Loan Agreement, dated July 2, 2024, by and between BW Coinvest I, LLC, Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, Blackwells Asset Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972)

10.44
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 8, 2024) (File No. 001-35972)

10.45†	Form of 2025 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)
10.46
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)

19.1	Policy on Insider Trading and Compliance (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)
21.1	List of Subsidiaries of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)
21.2	List of Special Purpose Entities of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 21.2 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)
23.1	Consent of BDO USA, P. C. (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 00-135972)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)

32.2**
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)

97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 14, 2024) (File No. 001-35972)

99.1
Release and waiver, by and between, Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

* Filed herewith.
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
Date: April 29, 2025
BRAEMAR HOTELS & RESORTS INC.
By:    /s/ Richard J. Stockton
Richard J. Stockton
President and Chief Executive Officer