Form 10-Q
period 2025-03-31
Braemar Hotels & Resorts Inc.
filed 2025-05-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	67,046,523
(Class)	Outstanding at May 6, 2025

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross	$2,257,665	$2,252,574
Accumulated depreciation	(487,720)	(473,888)
Investments in hotel properties, net	1,769,945	1,778,686
Cash and cash equivalents	81,689	135,465
Restricted cash	54,546	49,592
Investment in securities (amortized cost of $42,279 and $42,279, respectively)	42,394	41,535
Accounts receivable, net of allowance of $299 and $459, respectively	39,899	31,754
Inventories	4,662	4,664
Note receivable	8,434	8,283
Prepaid expenses	10,034	5,116
Deferred costs, net	75	75
Investment in unconsolidated entity	145	145
Derivative assets	478	356
Operating lease right-of-use assets	34,688	34,852
Other assets	22,548	19,538
Intangible assets, net	3,030	3,125
Due from third-party hotel managers	25,462	22,873
Total assets	$2,098,029	$2,136,059
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,202,668	$1,210,018
Accounts payable and accrued expenses	136,090	143,566
Dividends and distributions payable	8,692	9,255
Due to Ashford Inc.	3,511	4,267
Due to related parties, net	1,700	1,055
Due to third-party hotel managers	2,389	1,476
Operating lease liabilities	19,992	19,984
Other liabilities	27,290	24,268
Total liabilities	1,402,332	1,413,889
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 13,909,632 and 14,910,521 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	331,875	352,502
Series M redeemable preferred stock, $0.01 par value, 1,459,040 and 1,476,621 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	36,489	36,916
Redeemable noncontrolling interests in operating partnership	26,430	29,964
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 67,046,523 and 66,607,823 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	669	665
Additional paid-in capital	720,703	718,536
Accumulated other comprehensive income (loss)	95	(684)
Accumulated deficit	(482,575)	(477,804)
Total stockholders’ equity of the Company	238,908	240,729
Noncontrolling interest in consolidated entities	(3,431)	(3,367)
Total equity	235,477	237,362
Total liabilities and equity	$2,098,029	$2,136,059
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
REVENUE
Rooms	$136,092	$138,552
Food and beverage	51,788	53,547
Other	27,940	26,980
Total hotel revenue	215,820	219,079
EXPENSES
Hotel operating expenses:
Rooms	28,219	28,264
Food and beverage	40,210	40,717
Other expenses	60,376	60,076
Management fees	6,910	6,976
Total hotel operating expenses	135,715	136,033
Property taxes, insurance and other	10,465	10,685
Depreciation and amortization	23,395	25,420
Advisory services fee	6,611	6,700
Corporate general and administrative	2,894	(2,226)
Total operating expenses	179,080	176,612
OPERATING INCOME (LOSS)	36,740	42,467
Equity in earnings (loss) of unconsolidated entity	—	(49)
Interest income	1,888	796
Interest expense and amortization of discounts and loan costs	(24,827)	(26,491)
Write-off of loan costs and exit fees	(1,464)	(721)
Realized and unrealized gain (loss) on derivatives	(198)	932
INCOME (LOSS) BEFORE INCOME TAXES	12,139	16,934
Income tax (expense) benefit	(1,467)	(1,452)
NET INCOME (LOSS)	10,672	15,482
(Income) loss attributable to noncontrolling interest in consolidated entities	64	743
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	262	(296)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	10,998	15,929
Preferred dividends	(9,269)	(10,407)
Deemed dividends on preferred stock	(4,276)	(1,998)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,547)	$3,524
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.04)	$0.05
Weighted average common shares outstanding – basic	66,744	66,455
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.04)	$0.05
Weighted average common shares outstanding – diluted	66,744	268,516
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS)	$10,672	$15,482
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	859	—
Total other comprehensive income (loss)	859	—
TOTAL COMPREHENSIVE INCOME (LOSS)	11,531	15,482
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	64	743
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	182	(296)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$11,777	$15,929
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
Purchase of common stock	—	—	(19)	—	(51)	—	—	—	(51)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(33)	—	—	—	(33)	—	—	—	—	—	—	(15)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	32	798	1	39	—
Issuance of restricted shares/units	—	—	1	—	4	—	—	—	4	—	—	—	—	—	—	498
Dividends declared – common stock ($0.05 /share)	—	—	—	—	—	(3,372)	—	—	(3,372)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(6,616)	—	—	(6,616)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(770)	—	—	(770)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(344)
Redemption/conversion of operating partnership units	—	—	457	4	2,247	—	—	—	2,251	—	—	—	—	—	—	(2,251)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)
Net income (loss)	—	—	—	—	—	10,998	—	(64)	10,934	—	—	—	—	—	—	(262)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,033)	(25,701)	(19)	(466)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	779	—	779	—	—	—	—	—	—	80
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,276)	—	—	(4,276)	—	—	—	4,276	—	—	—
Redemption value adjustment	—	—	—	—	—	1,148	—	—	1,148	—	—	—	—	—	—	(1,148)
Balance at March 31, 2025	1,600	$16	67,047	$669	$720,703	$(482,575)	$95	$(3,431)	$235,477	3,078	$65,426	13,910	$331,875	1,459	$36,489	$26,430

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	472	—	—	472	—	—	—	—	—	—	655
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	33	828	2	37	—
Issuance of restricted shares/units	—	—	12	—	3	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.05/share)	—		—	—	—	(3,345)	—	(3,345)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(7,600)	—	(7,600)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(924)	—	(924)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(366)
Net income (loss)	—	—	—	—	—	15,929	(743)	15,186	—	—	—	—	—	—	296
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(186)	(4,403)	(87)	(2,163)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(1,998)	—	(1,998)	—	—	—	1,801	—	197	—
Redemption value adjustment	—	—	—	—	—	7	—	7	—	—	—	—	—	—	(7)
Balance at March 31, 2024	1,600	$16	66,477	$664	718,606	$(412,013)	$(9,677)	$297,596	3,078	$65,426	16,163	$375,261	1,748	$43,694	$33,005
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,672	$15,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,395	25,420
Recognition of deferred income	(174)	—
Equity-based compensation	(48)	1,127
Bad debt expense	(15)	248
Amortization of loan costs, discounts and capitalized default interest	2,293	1,404
Write-off of loan costs and exit fees	1,464	721
Amortization of intangibles	107	119
Amortization of non-refundable membership initiation fees	(623)	(496)
Interest expense accretion on refundable membership club deposits	151	165
Realized and unrealized (gain) loss on derivatives	198	(932)
Non-cash interest income	(151)	—
Equity in (earnings) loss of unconsolidated entity	—	49
Deferred income tax expense (benefit)	(13)	5
Changes in operating assets and liabilities, exclusive of acquisitions, disposition of assets and hotel property:
Accounts receivable and inventories	(9,285)	(2,194)
Prepaid expenses and other assets	(8,003)	(2,327)
Accounts payable and accrued expenses	(6,518)	564
Operating lease right-of-use assets	57	147
Due to/from related parties, net	645	163
Due to/from third-party hotel managers	(1,676)	(5,653)
Due to/from Ashford Inc.	(1,006)	1,638
Operating lease liabilities	8	(81)
Other liabilities	3,668	470
Net cash provided by (used in) operating activities	15,146	36,039

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	1,101	504
Improvements and additions to hotel properties	(15,305)	(23,332)
Net cash provided by (used in) investing activities	(14,204)	(22,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	363,000	62,000
Repayments of indebtedness	(365,180)	—
Payments of loan costs and exit fees	(8,852)	(3,244)
Payments for derivatives	(508)	(991)
Proceeds from derivatives	244	1,633
Payments for dividends and distributions	(12,209)	(13,123)
Redemption of operating partnership units	(92)	—
Redemption of preferred stock	(26,167)	(6,566)
Net cash provided by (used in) financing activities	(49,764)	39,709
Net change in cash, cash equivalents and restricted cash	(48,822)	52,920
Cash, cash equivalents and restricted cash at beginning of period	185,057	166,503
Cash, cash equivalents and restricted cash at end of period	$136,235	$219,423

	Three Months Ended March 31,
	2025	2024

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$21,960	$22,747
Income taxes paid (refunded)	(120)	(183)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,692	$9,253
Common stock purchases accrued but not paid	51	369
Capital expenditures accrued but not paid	8,825	15,810
Non-cash preferred stock dividends	837	865
Unsettled proceeds from derivatives	57	399
Non-cash common stock/unit dividends	502	35
Non-cash redemption of common units	2,251	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$135,465	$85,599
Restricted cash at beginning of period	49,592	80,904
Cash, cash equivalents and restricted cash at beginning of period	$185,057	$166,503

Cash and cash equivalents at end of period	$81,689	$137,051
Restricted cash at end of period	54,546	82,372
Cash, cash equivalents and restricted cash at end of period	$136,235	$219,423
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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages four of our 15 hotel properties as of March 31, 2025. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and cash management services.
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2025, own 15 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and one hotel property that is owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of March 31, 2025, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2025, 13 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS and the one hotel property majority-owned through a consolidated partnership was leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation as of March 31, 2025. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All intercompany accounts and transactions

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2025.
Braemar OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Braemar OP that most significantly impact its economic performance, including but not limited to, operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Braemar OP General Partner LLC, its general partner. As such, we consolidate Braemar OP.
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU: or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended March 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$26,863	$7,335	$4,168	$38,366
Puerto Rico	1	20,367	5,629	3,380	29,376
Arizona	1	14,288	8,798	2,800	25,886
Colorado	1	13,824	5,219	3,360	22,403
Florida	2	20,411	11,060	8,339	39,810
Illinois	1	3,135	706	477	4,318
Pennsylvania	1	5,470	1,679	533	7,682
Washington	1	4,581	1,028	687	6,296
Washington, D.C.	1	10,805	5,278	1,224	17,307
USVI	1	16,348	5,056	2,972	24,376
Total	15	$136,092	$51,788	$27,940	$215,820

	Three Months Ended March 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$25,644	$6,685	$4,032	$36,361
Puerto Rico	1	18,995	4,987	3,228	27,210
Arizona	1	14,115	8,075	2,503	24,693
Colorado	1	13,181	5,653	3,748	22,582
Florida	2	22,048	10,657	6,994	39,699
Illinois	1	3,374	936	420	4,730
Pennsylvania	1	4,496	1,121	291	5,908
Washington	1	4,459	737	507	5,703
Washington, D.C.	1	9,132	5,436	889	15,457
USVI	1	16,813	5,194	2,989	24,996
Sold hotel property	1	6,295	4,066	1,379	11,740
Total	16	$138,552	$53,547	$26,980	$219,079
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$630,842	$630,842
Buildings and improvements	1,429,225	1,430,096
Furniture, fixtures and equipment	164,731	158,470
Construction in progress	20,121	20,420
Residences	12,746	12,746
Total cost	2,257,665	2,252,574
Accumulated depreciation	(487,720)	(473,888)
Investments in hotel properties, net	$1,769,945	$1,778,686
Impairment Charges
During the three months ended March 31, 2025 and 2024, no impairment charges were recorded.
5. Hotel Disposition
On July 17, 2024, the Company sold the Hilton La Jolla Torrey Pines for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
repaid the $66.6 million mortgage loan secured by the hotel property. The sale resulted in a gain of approximately $88.1 million for the year ended December 31, 2024.
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three months ended March 31, 2024. The following table includes the condensed consolidated financial information from this hotel property (in thousands):

Three Months Ended March 31, 2024
Total hotel revenue	$11,740
Total hotel operating expenses	(7,193)
Property taxes, insurance and other	(789)
Depreciation and amortization	(1,090)
Operating income (loss)	2,668
Interest income	100
Interest expense and amortization of loan costs	(1,692)
Write-off of loan costs and exit fees	(101)
Income (loss) before income taxes	975
Income from consolidated entities attributable to noncontrolling interests	(707)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(21)
Income (loss) before income taxes attributable to the Company	$247
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (9)	Interest Rate	March 31, 2025	December 31, 2024

Mortgage loan (2) (3)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	$—	$293,180
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	The Ritz-Carlton Lake Tahoe	July 2025	January 2026	SOFR (1) + 3.25%	43,413	53,413
Mortgage loan (5)	Park Hyatt Beaver Creek Resort & Spa	February 2026	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (3)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	—	62,000
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
Mortgage loan (6)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	407,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (7)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (1) + 3.75%	140,000	140,000
Mortgage loan (8)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
Mortgage loan (3)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.52%	363,000	—
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
	The Ritz-Carlton Reserve Dorado Beach
					1,220,763	1,222,943
Deferred loan costs, net					(17,316)	(11,985)
Premiums/(discounts), net					(779)	(940)
Indebtedness, net					$1,202,668	$1,210,018
__________________
(1)SOFR rates were 4.32% and 4.33% at March 31, 2025 and December 31, 2024, respectively.
(2)This mortgage loan had five one-year extension options, subject to satisfaction of certain conditions, of which the fifth was exercised in June 2024.
(3)On March 7, 2025, we refinanced two mortgage loans into a new $363.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 2.52%, has a two-year initial term, and has three one-year extension options, subject to the satisfaction of certain conditions.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)On January 14, 2025, we amended this mortgage loan. Terms of the amendment included a $10.0 million principal pay-down, current maturity date extension to July 2025, interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in February 2025.
(6)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. Braemar holds a tranche of Commercial Mortgage-Backed Securities (“CMBS”), which is secured by the five hotel properties that serve as collateral for the new mortgage loan and has a par value of $42.2 million and a rate of SOFR + 5.20%. The CMBS is reported as “investment in securities” on the condensed consolidated balance sheet.
(7)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%.
(8)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(9)The final maturity date assumes all available extension options will be exercised.
Convertible Senior Notes
For the three months ended March 31, 2025 and 2024, the Company recorded coupon interest expense of $970,000 and $970,000, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded discount amortization of $161,000 and $152,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
The convertible senior notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company. As of March 31, 2025, the conversion rate is 188.0528 shares per $1,000 principal amount of notes.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2025, we were in compliance with all covenants.
Interest Rate Derivatives—We use interest rate caps to hedge our debt and our cash flows, which are recorded at fair value. Payments from counterparties on in-the-money interest rate caps are recognized as realized gains on our condensed consolidated statements of operations. See note 8.
7. Note Receivable
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
Concurrently and in connection with the Agreement, certain of the parties thereto have also entered into a Share Ownership Agreement (the “Share Ownership Agreement”) and a Loan Agreement (the “Loan Agreement”), pursuant to which agreements the Company will provide to BW Coinvest I, LLC (“Borrower”) an unsecured loan (the “Loan”). The proceeds from the Loan will be used to reimburse Borrower for 70% of the amount expended by Borrower to purchase on the open market a total of 3,500,000 shares of the Company’s common stock (the “Purchased Shares”) within six months of the date of Loan Agreement, at a price per Purchased Share not to exceed $10 and subject to the other limitations set forth therein. The Loan has a term of five years (the “Term”), is guaranteed by Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, and Blackwells Asset Management LLC and shall bear payment-in-kind interest during the Term at a rate equal to the sum of: (a) Term SOFR (as defined in the Loan Agreement) and (b) 3.00% (three hundred basis points) per annum. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable due diligence expenses incurred on or prior to the date of the Share Ownership Agreement.
As of March 31, 2025, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	March 31, 2025	December 31, 2024
Note receivable	SOFR + 3.00%	$8,434	$8,283
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Interest income	$152	$—
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three months ended March 31, 2025.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.319% to 3.404% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025
Assets
CMBS	$—	$42,394	$—	$42,394	(1)
Derivative assets:
Interest rate derivatives - caps	—	478	—	478	(2)
Total	$—	$42,872	$—	$42,872

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Assets
CMBS	$—	$41,535	$—	$41,535	(1)
Derivative assets:
Interest rate derivatives - caps	—	356	—	356	(2)
Total	$—	$41,891	$—	$41,891
__________________
(1)Reported as “investment in securities” in our condensed consolidated balance sheet.
(2)Reported as “derivative assets” in our condensed consolidated balance sheets.

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2025		2024
Assets
Derivative assets:
Interest rate derivatives - caps	$(198)		$920
Total	$(198)		$920
Liabilities
Derivative liabilities:
Warrants	$—		$12
Net	$(198)		$932

Total combined
Interest rate derivatives - caps	$(386)		$(751)
Warrants	—		12
Unrealized gain (loss) on derivatives	$(386)	(1)	$(739)	(1)
Realized gain (loss) on interest rate caps	188	(1) (2)	1,671	(1) (2)
Net	$(198)		$932
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our condensed consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
The amortized cost of the CMBS at March 31, 2025 and December 31, 2024, was $42.3 million and $42.3 million, respectively. The unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the three months ended March 31, 2025 and March 31, 2024 was $859,000 and $0, respectively.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investment in securities	$42,394	$42,394	$41,535	$41,535
Derivative assets	478	478	356	356
Financial assets not measured at fair value:
Cash and cash equivalents	$81,689	$81,689	$135,465	$135,465
Restricted cash	54,546	54,546	49,592	49,592
Accounts receivable, net	39,899	39,899	31,754	31,754
Note receivable	8,434	8,434	8,283	8,283
Due from third-party hotel managers	25,462	25,462	22,873	22,873
Financial liabilities not measured at fair value:
Indebtedness	$1,219,984	$1,218,557	$1,222,003	$1,207,420
Accounts payable and accrued expenses	136,090	136,090	143,566	143,566
Dividends and distributions payable	8,692	8,692	9,255	9,255
Due to Ashford Inc., net	3,511	3,511	4,267	4,267
Due to related parties, net	1,700	1,700	1,055	1,055
Due to third-party hotel managers	2,389	2,389	1,476	1,476
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
Investment in securities. See note 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Note receivable. The carrying amount of note receivable approximates its fair value. We estimate the fair value of the note receivable to approximate the carrying value of $8.4 million as of March 31, 2025 and the carrying value of $8.3 million as of December 31, 2024. This is considered a Level 2 valuation technique.
Derivative assets. See note 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 99.9% of the carrying value of $1.2 billion as of March 31, 2025, and approximately 98.8% of the carrying value of $1.2 billion as of December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$10,998	$15,929
Less: dividends on preferred stock	(9,269)	(10,407)
Less: deemed dividends on preferred stock	(4,276)	(1,998)
Less: dividends on common stock	(3,353)	(3,324)
Less: dividends on unvested performance stock units	(19)	(21)
Less: dividends on unvested restricted shares	—	(2)
Undistributed net income (loss) allocated to common stockholders	(5,919)	177
Add back: dividends on common stock	3,353	3,324
Distributed and undistributed net income (loss) - basic and diluted	$(2,566)	$3,501
Dividends on preferred stock - Series E (inclusive of deemed dividends)	—	9,401
Distributed and undistributed net income (loss) - diluted	$(2,566)	$12,902

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	66,744	66,455
Effect of assumed conversion of preferred stock - Series E	—	202,061
Weighted average common shares outstanding – diluted	66,744	268,516

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.04)	$0.05
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.04)	$0.05
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$19	$23
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(262)	296
Dividends on preferred stock - Series B	1,058	1,058
Interest expense on Convertible Senior Notes	1,131	1,123
Dividends on preferred stock - Series E (inclusive of deemed dividends)	10,892	—
Dividends on preferred stock - Series M (inclusive of deemed dividends)	770	1,121
Total	$13,608	$3,621
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	43	13
Effect of assumed conversion of operating partnership units	6,786	5,902
Effect of assumed conversion of preferred stock - Series B	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	16,267	13,609
Effect of assumed conversion of preferred stock - Series E	135,669	—
Effect of assumed conversion of preferred stock - Series M	13,959	22,340
Total	176,840	45,980

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
The compensation committee of our board of directors may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
As of March 31, 2025, we have issued a total of approximately 3.8 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 623,000 LTIP units and 1.2 million Performance LTIP units issued from March 2015 to December 2024, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2025	December 31, 2024
Redeemable noncontrolling interests in Braemar OP (in thousands)	$26,430	$29,964
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$165	$1,324
Ownership percentage of operating partnership	9.33%	8.05%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$262	$(296)
Distributions declared to holders of common units, LTIP units and Performance LTIP units	344	366

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed for common stock (in thousands):

	Three Months Ended March 31,
	2025	2024
Units redeemed	457	$—
Fair value of common units redeemed (1)	$1,381	—
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $2.3 million.
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Units redeemed	35	—
Fair value of common units redeemed	$92	$—

12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock dividends declared	$3,372	$3,345
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of March 31, 2025, the Company has not repurchased any common stock pursuant to this program.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2025	2024
Series D Cumulative Preferred Stock	$825	$825

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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined in the Articles Supplementary), the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share; and 3) a “REIT Termination Event” and “Listing Event Redemption,” in which at any time (i) a REIT Termination Event (as defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each, a “National Exchange”), the holder of Series B Convertible Preferred Stock shall have the right to require the Company to redeem any or all shares of Series B Convertible Preferred Stock at 103% of the liquidation preference ($25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2025	2024
Series B Convertible Preferred Stock	$1,058	$1,058
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	March 31, 2025	December 31, 2024
Series E Preferred Stock	$331,875	$352,502
Cumulative adjustments to Series E Preferred Stock (1)	$26,374	$22,098
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2025	2024
Series E Preferred Stock	$6,616	$7,600
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Series E Preferred Stock shares redeemed	1,033	186
Redemption amount, net of redemption fees	$25,701	$4,403
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	March 31, 2025	December 31, 2024
Series M Preferred Stock	$36,489	$36,916
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2025	2024
Series M Preferred Stock	$770	$924
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Series M Preferred Stock shares redeemed	19	87
Redemption amount, net of redemption fees	$466	$2,163
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2025	2024
Advisory services fee
Base advisory fee	$3,576	$3,327
Reimbursable expenses (1)	3,001	2,265
Equity-based compensation (2)	(48)	1,108
Incentive fee	82	—
Total	$6,611	$6,700
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On each of March 11, 2024 and March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (collectively, the “Advisory Agreement Limited Waivers”). Pursuant to the Advisory Agreement Limited Waivers, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar years 2024 and 2025, respectively, cash incentive compensation to employees and other representatives of the Advisor.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage which includes worker’s compensation, general liability and auto liability coverages. The hotel management companies procure worker’s compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc. which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services.
For the three months ended March 31, 2025 and 2024, we incurred fees from Lismore or its subsidiaries of $1.7 million and $1.1 million, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Ashford Securities
The Company, Ashford Trust, and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of March 31, 2025 and December 31, 2024, Braemar has funded approximately $12.9 million and has a pre-funded balance of $797,000 that is included in “other assets” on the condensed consolidated balance sheet. During the first quarter of 2024, there was a true-up of the funding requirement based on the aggregate capital raised that resulted to a credit to expense of $5.6 million for the three months ended March 31, 2024.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Corporate, general and administrative	$—	$(5,624)
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
Hotel Management Services
As of March 31, 2025, Remington Hospitality managed four of our 15 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Investment in OpenKey
OpenKey, Inc. (“OpenKey”) is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms.
As of March 31, 2025 and December 31, 2024, the Company had made equity investments in OpenKey totaling $2.9 million resulting in an ownership interest of 7.9% accounted for under the equity method of accounting. During the fourth quarter of 2024, we determined that the estimated fair value of the investment in OpenKey was less than our carrying amount and fully impaired our investment as of December 31, 2024.
The Company also entered into a loan funding agreement with Ashford Inc. and OpenKey. The loan bears interest at an annual rate of 15%. During the fourth quarter of 2024, we determined that the full amount of the note receivable was not collectible, the note receivable was impaired and the recognition of interest income ceased. As of March 31, 2025 and December 31, 2024, the carrying amount of the loan was $145,000 included in “investment of unconsolidated entity” on our condensed consolidated balance sheets.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Franchise Fees—We currently have one hotel property that operates under a franchise agreement with a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement, we will pay: (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year four; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of March 31, 2025, we are currently paying 3% of gross revenues.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Other hotel expenses	$70	$80
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2025, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of March 31, 2025, the estimated settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, to which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of March 31, 2025.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of March 31, 2025, the estimated settlement liability amount has been accrued.
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
16. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments; (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services: (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) third-party hotel managers utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of March 31, 2025 and December 31, 2024, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
Each hotel property derives revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in note 2 of the consolidated financial statements included in our 2024 Annual Report on Form 10-K.
The CODM reviews and makes decisions on all aspects of the Company’s business using all available financial and non-financial data for each hotel individually. Capital allocation decisions to acquire, sell, enhance, redevelop, or perform renewal and replacement expenditures are determined on a hotel-by-hotel basis. Specifically, the CODM reviews the results of each hotel to assess the hotel’s profitability. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, depreciation, and amortization, adjusted to exclude certain items determined by management to not be reflective of its ongoing operating performance or incurred in the normal course of business (Hotel Adjusted EBITDA). The adjustments include gains and losses on hotel dispositions, impairment charges, pre-opening costs associated with extensive renovation projects, property-level legal settlements, restructuring, severance, and management transition costs, and other expenses identified by management to be non-recurring. The CODM does not regularly review asset information by segment.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
REVENUE
Rooms	$136,092	$138,552
Food and beverage	51,788	53,547
Other hotel revenue	27,940	26,980
Total hotel revenue	$215,820	$219,079
EXPENSES
Rooms	$28,219	$28,264
Food and beverage	40,210	40,717
Direct expenses	9,459	9,769
Indirect expenses:
Property, general and administration	15,398	16,603
Sales and marketing	13,173	13,381
Information and telecommunications systems	2,075	2,048
Repairs and maintenance	7,772	7,662
Energy	5,859	5,965
Lease expense	554	1,173
Ownership expenses	982	1,176
Incentive management fee	4,229	3,850
Management fees	6,737	6,866
Property taxes	5,951	5,710
Other taxes	468	513
Insurance	3,993	4,403
Total expenses	145,079	148,100
Hotel adjusted EBITDA	$70,741	$70,979

	Three Months Ended March 31,
	2025	2024
Hotel adjusted EBITDA	$70,741	$70,979
Ownership expenses included in other hotel expenses	(875)	1,551
Ownership expenses included in property taxes, insurance and other	(53)	(59)
Management fees	(173)	(110)
Depreciation and amortization	(23,395)	(25,420)
Advisory services fee	(6,611)	(6,700)
Corporate, general and administrative	(2,894)	2,226
Equity in earnings (loss) of unconsolidated entities	—	(49)
Interest income	1,888	796
Interest expense and amortization of discounts and loan costs	(24,827)	(26,491)
Write-off of loan costs and exit fees	(1,464)	(721)
Realized and unrealized gain (loss) on derivatives	(198)	932
Income tax (expense) benefit	(1,467)	(1,452)
Net income (loss)	$10,672	$15,482

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in our Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “2024 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties” and other filings under the Exchange Act;
•changes in interest rates and inflation;
•macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;
•uncertainty in the business sector and market volatility;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2024 10-K and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2025, we owned interests in 15 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly and one hotel property through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of March 31, 2025, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers compensation and claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and cash management services.
Mr. Monty J. Bennett, chairman of our board of directors and chairman and chief executive officer of Ashford Inc. and his father, Mr. Archie Bennett, Jr. (together, the “Bennetts”), as of March 31, 2025, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 49.3% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,402,390 shares of Ashford Inc. common stock, which if converted as of March 31, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 86.2%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired voting rights over approximately 590,000 common shares, effective March 25, 2025.
As of March 31, 2025, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 3,114,613 shares of our common stock (including common units, LTIP and performance LTIP units), which represented an approximate 4.2% ownership in the Company.

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
On April 1, 2025, Ms. Kellie Sirna was appointed to serve on our board of directors, effective immediately, to serve until the next annual meeting of stockholders of the Company or until her successor is duly elected and qualified. The board of directors has determined that Ms. Sirna is an independent director under NYSE listing standards and the Company’s corporate governance guidelines. Ms. Sirna has not been appointed to serve on any committee of the board of directors.
On May 5, 2025, the Company completed the transition of the 415-room Sofitel Chicago Magnificent Mile from a brand-managed hotel to a franchise structure. Under the franchise structure, the hotel will continue to be the Sofitel Chicago Magnificent Mile, but will be managed by Remington Hospitality under the existing terms of its Master Hotel Management Agreement. The management agreement with Remington Hospitality is terminable upon sale of the hotel. The Company plans to renovate the lobby, restaurant, and meeting space over the next two years.
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
RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in increased other operating department revenue and expenses. Changes in ADR typically have a greater impact on operating margins and profitability as they do not have a substantial effect on variable operating costs.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$136,092	$138,552	$(2,460)	(1.8)%
Food and beverage	51,788	53,547	(1,759)	(3.3)
Other	27,940	26,980	960	3.6
Total hotel revenue	215,820	219,079	(3,259)	(1.5)
Expenses
Hotel operating expenses:
Rooms	28,219	28,264	45	0.2
Food and beverage	40,210	40,717	507	1.2
Other expenses	60,376	60,076	(300)	(0.5)
Management fees	6,910	6,976	66	0.9
Total hotel operating expenses	135,715	136,033	318	0.2
Property taxes, insurance and other	10,465	10,685	220	2.1
Depreciation and amortization	23,395	25,420	2,025	8.0
Advisory services fee	6,611	6,700	89	1.3
Corporate general and administrative	2,894	(2,226)	(5,120)	(230.0)
Total expenses	179,080	176,612	(2,468)	(1.4)
Operating income (loss)	36,740	42,467	(5,727)	(13.5)
Equity in earnings (loss) of unconsolidated entity	—	(49)	49	100.0
Interest income	1,888	796	1,092	137.2
Interest expense and amortization of discounts and loan costs	(24,827)	(26,491)	1,664	6.3
Write-off of loan costs and exit fees	(1,464)	(721)	(743)	(103.1)
Realized and unrealized gain (loss) on derivatives	(198)	932	(1,130)	(121.2)
Income (loss) before income taxes	12,139	16,934	(4,795)	(28.3)
Income tax (expense) benefit	(1,467)	(1,452)	(15)	(1.0)
Net income (loss)	10,672	15,482	(4,810)	(31.1)
(Income) loss attributable to noncontrolling interest in consolidated entities	64	743	679	91.4
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	262	(296)	(558)	(188.5)
Net income (loss) attributable to the Company	$10,998	$15,929	$(4,931)	31.0%
All hotel properties owned for the three months ended March 31, 2025 and 2024 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Occupancy	64.58%	65.39%
ADR (average daily rate)	$611.38	$551.46
RevPAR (revenue per available room)	$394.81	$360.59
Rooms revenue (in thousands)	$136,092	$138,552
Total hotel revenue (in thousands)	$215,820	$219,079
The following table illustrates the key performance indicators of the 15 comparable hotel properties that were owned for the full three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Occupancy	64.58%	64.80%
ADR (average daily rate)	$611.38	$585.83
RevPAR (revenue per available room)	$394.81	$379.63
Rooms revenue (in thousands)	$136,092	$132,257
Total hotel revenue (in thousands)	$215,820	$207,339
Net Income (Loss) Attributable to the Company. Net income attributable to the Company decreased $4.9 million from $15.9 million for the three months ended March 31, 2024 (the “2024 quarter”) to $11.0 million for the three months ended March 31, 2025 (the “2025 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $2.5 million to $136.1 million during the 2025 quarter compared to the 2024 quarter primarily due to the sale of the Hilton La Jolla Torrey Pines in July 2024. During the 2025 quarter, our 15 comparable hotel properties experienced an increase of 4.4% in room rates and a 22 basis point decrease in occupancy compared to the 2024 quarter.
Fluctuations in rooms revenue between the 2025 quarter and the 2024 quarter are a result of the changes in occupancy and ADR between the 2025 quarter and the 2024 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (2)	$1,673	(128)	21.5%
Marriott Seattle Waterfront	122	215	0.2%
The Notary Hotel	974	564	11.0%
The Clancy	882	(102)	12.8%
Sofitel Chicago Magnificent Mile	(239)	(468)	3.1%
Pier House Resort & Spa	(26)	(5)	0.8%
The Ritz-Carlton St. Thomas	(465)	(96)	(0.4)%
Park Hyatt Beaver Creek Resort & Spa	643	158	3.9%
Hotel Yountville (1)	(392)	(1,391)	11.3%
The Ritz-Carlton Sarasota (2)	(1,611)	(215)	(7.9)%
Bardessono Hotel and Spa (2)	237	688	(3.1)%
The Ritz-Carlton Lake Tahoe	610	(395)	14.5%
Cameo Beverly Hills	(118)	(723)	7.5%
The Ritz-Carlton Reserve Dorado Beach	1,372	641	(1.2)%
Four Seasons Resort Scottsdale	173	387	(3.4)%
Total	$3,835	(22)	4.4%
Non-comparable
Hilton La Jolla Torrey Pines	$(6,295)	n/a	n/a
________
(1)This hotel was under renovation during the 2025 quarter.
(2)This hotel was under renovation during the 2024 quarter.

Food and Beverage Revenue. Food and beverage revenue decreased $1.8 million, or 3.3%, to $51.8 million during the 2025 quarter compared to the 2024 quarter. We experienced an aggregate decrease in food and beverage revenue of $1.3 million at seven comparable hotel properties as well as a decrease of $4.1 million due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $3.6 million at The Ritz-Carlton Lake Tahoe, Four Seasons Resort Scottsdale, The Ritz-Carlton Reserve Dorado Beach, The Notary Hotel, Marriott Seattle Waterfront, The Ritz-Carlton Sarasota, Pier House Resort & Spa and Bardessono Hotel and Spa.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $960,000, or 3.6%, to $27.9 million during the 2025 quarter compared to the 2024 quarter. This increase is attributable to higher other hotel revenue of $2.8 million at 11 comparable hotel properties. These increases were partially offset by a decrease of $1.4 million due to the sale of Hilton La Jolla Torrey Pines as well as an aggregate decrease of approximately $477,000 at Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Lake Tahoe and The Ritz-Carlton St. Thomas.
Rooms Expense. Rooms expense decreased $45,000, or 0.2%, to $28.2 million in the 2025 quarter compared to the 2024 quarter. This decrease is attributable to an aggregate decrease in rooms expense of $137,000 at Sofitel Chicago Magnificent Mile, Hotel Yountville, The Ritz-Carlton Sarasota and Pier House Resort & Spa, as well as a decrease of $1.3 million due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $1.4 million at 11 comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $507,000, or 1.2%, to $40.2 million during the 2025 quarter compared to the 2024 quarter. This decrease is attributable to lower aggregate food and beverage expense of approximately $232,000 at The Ritz-Carlton St. Thomas, Sofitel Chicago Magnificent Mile, Hotel Yountville and Park Hyatt Beaver Creek Resort & Spa, as well as a decrease of $2.1 million due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $1.9 million at 11 comparable hotel properties.
Other Operating Expenses. Other operating expenses increased $300,000, or 0.5%, to $60.4 million in the 2025 quarter compared to the 2024 quarter. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $311,000 in direct expenses and an increase of $611,000 in indirect expenses and incentive management fees in the 2025 quarter compared to the 2024 quarter. Direct expenses were 4.4% of total hotel revenue in the 2025 quarter and 4.5% in the 2024 quarter.
The decrease in direct expenses is associated with lower direct expenses of approximately $409,000 at nine comparable hotel properties, as well as $217,000 due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by higher direct expenses of $315,000 at The Ritz-Carlton Sarasota, Four Seasons Resort Scottsdale, The Notary Hotel, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile and Cameo Beverly Hills.
The increase in indirect expenses is comprised of increases in: (i) general and administrative costs of $1.0 million comprising an aggregate increase of $1.8 million at our 15 comparable hotel properties partially offset by a decrease of $748,000 at the one disposed hotel property; (ii) incentive management fees of $379,000 at our 15 comparable hotel properties; and (iii) repairs and maintenance of $148,000 comprising an aggregate increase of $431,000 at our 15 comparable hotel properties partially offset by a decrease of $283,000 at the disposed hotel property. These increases are partially offset by decreases in: (i) lease expense of $631,000 comprising of a decrease of $679,000 at the one disposed hotel property partially offset by an aggregate increase of $48,000 at our 15 comparable hotel properties; (ii) marketing costs of $207,000 comprising an aggregate increase of $725,000 at our 15 comparable hotel properties partially offset by a decrease of $932,000 at the one disposed hotel property; and (iii) energy costs of $107,000 comprising a decrease of $460,000 at the one disposed hotel property partially offset by an aggregate increase of $353,000 at our 15 comparable hotel properties.
Management Fees. Base management fees decreased $66,000, or 0.9%, to $6.9 million in the 2025 quarter compared to the 2024 quarter. Management fees decreased $80,000 at six comparable hotel properties and $352,000 due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $366,000 at The Ritz-Carlton Reserve Dorado Beach, The Notary Hotel, Capital Hilton, Four Seasons Resort Scottsdale, The Clancy, Marriott Seattle Waterfront, Bardessono Hotel and Spa, Pier House Resort & Spa and Cameo Beverly Hills.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $220,000, or 2.1%, to $10.5 million in the 2025 quarter compared to the 2024 quarter. This decrease is primarily attributable to a decrease of $789,000 due to the sale of Hilton La Jolla Torrey Pines and an aggregate decrease of $344,000 at six comparable hotel properties. These decreases were partially offset by an aggregate increase of approximately $913,000 at nine comparable hotel properties.

Depreciation and Amortization. Depreciation and amortization decreased $2.0 million, or 8.0%, to $23.4 million for the 2025 quarter compared to the 2024 quarter. This decrease is comprised of a decrease of $1.1 million due to the sale of Hilton La Jolla Torrey Pines and an aggregate decrease of $3.1 million at Capital Hilton, The Notary Hotel, The Clancy, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, Sofitel Chicago Magnificent Mile, Marriott Seattle Waterfront. These decreases were partially offset by an aggregate increase of $2.1 million at eight comparable hotel properties.
Advisory Services Fee. Advisory services fee decreased $89,000, or 1.3%, to $6.6 million in the 2025 quarter compared to the 2024 quarter due to lower equity-based compensation of $1.2 million, partially offset by higher reimbursable expenses of $736,000, higher base advisory fee of $249,000 and a higher incentive fee of $82,000.
In the 2025 quarter, we recorded an advisory services fee of $6.6 million, which included a base advisory fee of $3.6 million, reimbursable expenses of $3.0 million, an incentive fee of $82,000 and a credit to expense of $48,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2024 quarter, we recorded an advisory services fee of $6.7 million, which included a base advisory fee of $3.3 million, reimbursable expenses of $2.3 million and $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $2.9 million in the 2025 quarter compared to $(2.2) million in the 2024 quarter. The increase in corporate general and administrative expenses is primarily attributable to a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $5.6 million expense reduction in the 2024 quarter as well as higher public company costs of $149,000 and higher miscellaneous expenses of $488,000 in the 2025 quarter. These increases were partially offset by lower professional fees of $1.1 million.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2024 quarter we recorded equity in loss of unconsolidated entity of $49,000 related to our investment in OpenKey. There was no equity in earnings (loss) in the 2025 quarter as a result of impairing the OpenKey investment in the fourth quarter of 2024.
Interest Income. Interest income was $1.9 million and $796,000 in the 2025 quarter and the 2024 quarter, respectively. The increase in interest income in the 2025 quarter was primarily attributable to interest income associated with a tranche of CMBS included in investment in securities in the 2025 quarter compared to the 2024 quarter, partially offset by lower excess cash balances.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $1.7 million, or 6.3%, to $24.8 million for the 2025 quarter compared to the 2024 quarter. The decrease is primarily due to lower interest expense from lower average interest rates in the 2025 quarter partially offset by higher amortization of loan costs of approximately $821,000 in the 2025 quarter compared to the 2024 quarter. The average SOFR rates for the 2025 quarter and the 2024 quarter were 4.32% and 5.33%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.5 million in the 2025 quarter related to various loan refinances and modifications. Write-off of loan costs and exit fees was $721,000 in the 2024 quarter related to related to various loan modifications.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $198,000 for the 2025 quarter consisted of an unrealized loss on interest rate caps of $386,000, partially offset by a realized gain of $188,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized gain on derivatives of $932,000 for the 2024 quarter primarily consisted of a realized gain of $1.7 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $751,000.
Income Tax (Expense) Benefit. Income tax expense increased $15,000, from $1.5 million in the 2024 quarter to $1.5 million in the 2025 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $64,000 and $743,000 in the 2025 quarter and the 2024 quarter, respectively. As of March 31, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity. As of March 31, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $262,000 in the 2025 quarter and net income of $296,000 in the 2024 quarter. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 9.33% and 7.75% as of March 31, 2025 and 2024, respectively.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including future common and preferred equity issuances, existing working capital, net cash provided by operations, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. While management cannot provide any assurances, management believes that our cash flow from operations, our existing cash balances and investment in securities will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments and paydowns for extension tests), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.
Our hotel properties will require periodic capital expenditures and renovations to remain competitive. In addition, acquisitions, redevelopments or expansions of hotel properties may require significant capital outlays. We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.
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

Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of March 31, 2025, the mortgage loan secured by The Ritz-Carlton Lake Tahoe was in a cash trap. The amount of cash in the cash trap as of March 31, 2025 was $0.
As of March 31, 2025, the Company held cash and cash equivalents of $81.7 million and restricted cash of $54.5 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2025, $25.5 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of March 31, 2025, our net debt to gross assets was 42.3%.
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
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time-to-time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 6, 2025, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of May 6, 2025, the Company has not repurchased any common stock pursuant to the plan.

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
Sources and Uses of Cash
We had approximately $81.7 million and $135.5 million of cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $15.1 million and $36.0 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of a hotel property in the third quarter of 2024. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2025, net cash flows used in investing activities were $14.2 million. The cash outflows were primarily attributable to $15.3 million of capital improvements made to various hotel properties, partially offset by cash inflows of $1.1 million from property insurance proceeds. Our capital improvements consisted of approximately $10.5 million of return on investment capital projects and approximately $4.8 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2025, net cash flows used in financing activities were $49.8 million. Cash outflows primarily consisted of $365.2 million of repayments of indebtedness, $26.2 million for cash redemptions of Series E and Series M preferred stock, $12.2 million of dividend and distribution payments, $8.9 million of payments of loan costs and exit fees, $508,000 to purchase interest rate caps, and $92,000 from the redemption of operating partnership units. These cash outflows were partially offset by cash inflows of $363.0 million from borrowings on indebtedness, and $244,000 of proceeds from in-the-money interest rate caps.
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

Dividend Policy
On December 10, 2024, our board of directors approved the Company’s dividend policy for 2025. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2025, or $0.20 per share on an annualized basis. On January 13, 2025, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the first quarter of 2025. On April 2, 2025, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the second quarter of 2025. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review its dividend policy on a quarter-to-quarter basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K. There have been no material changes in these critical accounting policies.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$10,672	$15,482
Interest expense and amortization of loan costs	24,827	26,491
Depreciation and amortization	23,395	25,420
Income tax expense (benefit)	1,467	1,452
Equity in (earnings) loss of unconsolidated entity	—	49
Company’s portion of EBITDA of OpenKey	—	(57)
EBITDA	60,361	68,837
(Gain) loss on disposition of assets and hotel property	—	—
EBITDAre	60,361	68,837
Amortization of favorable (unfavorable) contract assets (liabilities)	107	119
Transaction and conversion costs (1)	695	(5,627)
Write-off of premiums, loan costs and exit fees	1,464	721
Realized and unrealized (gain) loss on derivatives	198	(932)
Stock/unit-based compensation	(48)	1,127
Legal, advisory and settlement costs	144	1,947
Advisory services incentive fee	82	—
Adjusted EBITDAre	$63,003	$66,192
__________________
(1) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in 2024 included a true up of these expenses based on capital raised.

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$10,672	$15,482
(Income) loss attributable to noncontrolling interest in consolidated entities	64	743
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	262	(296)
Preferred dividends	(9,269)	(10,407)
Deemed dividends on preferred stock	(4,276)	(1,998)
Net income (loss) attributable to common stockholders	(2,547)	3,524
Depreciation and amortization on real estate (1)	22,676	24,180
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(262)	296
Equity in (earnings) loss of unconsolidated entity	—	49
Company’s portion of FFO of OpenKey	—	(67)
FFO available to common stockholders and OP unitholders	19,867	27,982
Deemed dividends on preferred stock	4,276	1,998
Transaction and conversion costs (2)	695	(5,627)
Write-off of premiums, loan costs and exit fees	1,464	721
Unrealized (gain) loss on derivatives	386	739
Stock/unit-based compensation	(48)	1,127
Legal, advisory and settlement costs	144	1,947
Interest expense accretion on refundable membership club deposits	151	165
Amortization of loan costs (1)	2,097	1,208
Advisory services incentive fee	82	—
Adjusted FFO available to common stockholders and OP unitholders	$29,114	$30,260
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization on real estate	$(719)	$(1,240)
Amortization of loan costs	(35)	(103)
(2) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in 2024 included a true up of these expenses based on capital raised.

The following table presents certain information related to our hotel properties as of March 31, 2025:

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
As of March 31, 2025, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of March 31, 2025, would be approximately $2.8 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of March 31, 2025, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to ensure that: (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of March 31, 2025, the estimated settlement liability amount has been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of March 31, 2025.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of March 31, 2025, the estimated settlement liability amount has been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 - January 31	—		$—	—	$50,000,000
February 1 - February 28	19,755	(1)	$2.59	—	$50,000,000
March 1- March 31	—		$—	—	$50,000,000
Total	19,755		$2.59	—
______________
(1)Includes 19,755 shares in February that were withheld to cover tax-withholding requirements related to the vesting of performance stock units issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 12, 2025 (File No. 001-35972).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	May 8, 2025	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 8, 2025	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer