Form 10-Q
period 2025-06-30
Braemar Hotels & Resorts Inc.
filed 2025-08-11
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,219,432
(Class)	Outstanding at August 6, 2025

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross	$2,272,364	$2,252,574
Accumulated depreciation	(495,003)	(473,888)
Investments in hotel properties, net	1,777,361	1,778,686
Cash and cash equivalents	80,226	135,465
Restricted cash	55,463	49,592
Investment in securities (amortized cost of $17,279 and $42,279, respectively)	17,134	41,535
Accounts receivable, net of allowance of $261 and $459, respectively	32,673	31,754
Inventories	4,737	4,664
Note receivable	8,590	8,283
Prepaid expenses	5,504	5,116
Deferred costs, net	75	75
Investment in unconsolidated entity	145	145
Derivative assets	313	356
Operating lease right-of-use assets	34,524	34,852
Other assets	20,333	19,538
Intangible assets, net	2,936	3,125
Due from third-party hotel managers	24,232	22,873
Total assets	$2,064,246	$2,136,059
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,210,878	$1,210,018
Accounts payable and accrued expenses	131,142	143,566
Dividends and distributions payable	8,627	9,255
Due to Ashford Inc.	2,767	4,267
Due to related parties, net	636	1,055
Due to third-party hotel managers	1,919	1,476
Operating lease liabilities	20,000	19,984
Other liabilities	26,941	24,268
Total liabilities	1,402,910	1,413,889
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 13,391,250 and 14,910,521 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	320,585	352,502
Series M redeemable preferred stock, $0.01 par value, 1,420,421 and 1,476,621 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	35,524	36,916
Redeemable noncontrolling interests in operating partnership	17,994	29,964
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 68,219,432 and 66,607,823 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	682	665
Additional paid-in capital	727,002	718,536
Accumulated other comprehensive income (loss)	(135)	(684)
Accumulated deficit	(502,437)	(477,804)
Total stockholders’ equity of the Company	225,128	240,729
Noncontrolling interest in consolidated entities	(3,321)	(3,367)
Total equity	221,807	237,362
Total liabilities and equity	$2,064,246	$2,136,059
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rooms	$109,824	$116,227	$245,916	$254,779
Food and beverage	45,571	47,563	97,359	101,110
Other	23,682	23,797	51,622	50,777
Total hotel revenue	179,077	187,587	394,897	406,666
EXPENSES
Hotel operating expenses:
Rooms	27,285	27,476	55,504	55,740
Food and beverage	35,767	36,664	75,977	77,381
Other expenses	56,445	58,155	116,821	118,231
Management fees	5,541	6,068	12,451	13,044
Total hotel operating expenses	125,038	128,363	260,753	264,396
Property taxes, insurance and other	7,892	10,058	18,357	20,755
Depreciation and amortization	23,360	24,694	46,755	50,114
Advisory services fee	7,191	7,828	13,802	14,528
Corporate general and administrative	(2,298)	4,469	596	2,231
Total operating expenses	161,183	175,412	340,263	352,024
OPERATING INCOME (LOSS)	17,894	12,175	54,634	54,642
Equity in earnings (loss) of unconsolidated entity	—	(85)	—	(134)
Interest income	1,519	1,072	3,407	1,868
Other income (expense)	(1,250)	—	(1,250)	—
Interest expense and amortization of discounts and loan costs	(25,361)	(27,285)	(50,188)	(53,776)
Write-off of loan costs and exit fees	(3)	(82)	(1,467)	(803)
Gain (loss) on extinguishment of debt	—	(22)	—	(22)
Realized and unrealized gain (loss) on derivatives	15	326	(183)	1,258
INCOME (LOSS) BEFORE INCOME TAXES	(7,186)	(13,901)	4,953	3,033
Income tax (expense) benefit	345	114	(1,122)	(1,338)
NET INCOME (LOSS)	(6,841)	(13,787)	3,831	1,695
(Income) loss attributable to noncontrolling interest in consolidated entities	(115)	303	(51)	1,046
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,489	1,919	1,751	1,623
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(5,467)	(11,565)	5,531	4,364
Preferred dividends	(8,992)	(10,329)	(18,261)	(20,736)
Deemed dividends on preferred stock	(1,559)	(26)	(5,835)	(2,024)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,018)	$(21,920)	$(18,565)	$(18,396)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.24)	$(0.33)	$(0.28)	$(0.28)
Weighted average common shares outstanding – basic	67,279	66,501	67,013	66,478
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.24)	$(0.33)	$(0.28)	$(0.28)
Weighted average common shares outstanding – diluted	67,279	66,501	67,013	66,478
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$(6,841)	$(13,787)	$3,831	$1,695
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	(260)	—	599	—
Total other comprehensive income (loss)	(260)	—	599	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(7,101)	(13,787)	4,430	1,695
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(115)	303	(51)	1,046
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,519	1,919	1,701	1,623
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(5,697)	$(11,565)	$6,080	$4,364
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,600	$16	67,047	$669	$720,703	$(482,575)	$95	$(3,431)	$235,477	3,078	$65,426	13,910	$331,875	1,459	$36,489	$26,430
Purchase of common stock	—	—	(293)	(2)	(699)	—	—	—	(701)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(35)	—	—	—	(35)	—	—	—	—	—	—	(12)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	29	725	1	40	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,430)	—	—	(3,430)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(6,354)	—	—	(6,354)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(755)	—	—	(755)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,125)	(2,125)	—	—	—	—	—	—	(271)
Redemption/conversion of operating partnership units	—	—	1,465	15	7,033	—	—	—	7,048	—	—	—	—	—	—	(7,048)
Net income (loss)	—	—	—	—	—	(5,467)	—	115	(5,352)	—	—	—	—	—	—	(1,489)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(230)	—	(230)	—	—	—	—	—	—	(30)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(548)	(13,574)	(40)	(1,005)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(1,559)	—	—	(1,559)	—	—	—	1,559	—	—	—
Redemption value adjustment	—	—	—	—	—	(414)	—	—	(414)	—	—	—	—	—	—	414
Balance at June 30, 2025	1,600	$16	68,219	$682	$727,002	$(502,437)	$(135)	$(3,321)	$221,807	3,078	$65,426	13,391	$320,585	1,420	$35,524	$17,994

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	1,600	$16	66,477	$664	$718,606	$(412,013)	$(9,677)	$297,596	3,078	$65,426	16,163	$375,261	1,748	$43,694	$33,005
Equity-based compensation	—	—	—	—	296	—	—	296	—	—	—	—	—	—	839
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	32	809	1	34	—
Issuance of restricted shares/units	—	—	45	1	(1)	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,347)	—	(3,347)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47 /share)	—	—	—	—	—	(7,570)	—	(7,570)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52 /share)	—	—	—	—	—	(876)	—	(876)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(368)
Net income (loss)	—	—	—	—	—	(11,565)	(303)	(11,868)	—	—	—	—	—	—	(1,919)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(53)	(1,249)	(126)	(3,159)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(26)	—	(26)	—	—	—	26	—	—	—
Redemption value adjustment	—	—	—	—	—	(22)	—	(22)	—	—	—	—	—	—	22
Balance at June 30, 2024	1,600	$16	66,522	$665	$718,901	$(437,302)	$(9,980)	$272,300	3,078	$65,426	16,142	$374,847	1,623	$40,569	$31,579

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
Purchase of common stock	—	—	(312)	(2)	(750)	—	—	—	(752)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(68)	—	—	—	(68)	—	—	—	—	—	—	(27)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	61	1,523	2	79	—
Issuance of restricted shares/units	—	—	1	—	4	—	—	—	4	—	—	—	—	—	—	498
Dividends declared – common stock ($0.10 /share)	—	—	—	—	—	(6,802)	—	—	(6,802)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.68/share)	—	—	—	—	—	(2,116)	—	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.04/share)	—	—	—	—	—	(1,650)	—	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.94/share)	—	—	—	—	—	(12,970)	—	—	(12,970)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.05/share)	—	—	—	—	—	(1,525)	—	—	(1,525)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,125)	(2,125)	—	—	—	—	—	—	(615)
Redemption/conversion of operating partnership units	—	—	1,922	19	9,280	—	—	—	9,299	—	—	—	—	—	—	(9,299)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)
Net income (loss)	—	—	—	—	—	5,531	—	51	5,582	—	—	—	—	—	—	(1,751)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,581)	(39,275)	(59)	(1,471)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	549	—	549	—	—	—	—	—	—	50
Redemption value adjustment – preferred stock	—	—	—	—	—	(5,835)	—	—	(5,835)	—	—	—	5,835	—	—	—
Redemption value adjustment	—	—	—	—	—	734	—	—	734	—	—	—	—	—	—	(734)
Balance at June 30, 2025	1,600	$16	68,219	$682	$727,002	$(502,437)	$(135)	$(3,321)	$221,807	3,078	$65,426	13,391	$320,585	1,420	$35,524	$17,994

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	768	—	—	768	—	—	—	—	—	—	1,494
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	65	1,637	3	71	—
Issuance of restricted shares/units	—	—	57	1	2	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.10/share)	—		—	—	—	(6,692)	—	(6,692)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.68/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.04/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.94/share)	—	—	—	—	—	(15,170)	—	(15,170)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.04/share)	—	—	—	—	—	(1,800)	—	(1,800)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(734)
Net income (loss)	—	—	—	—	—	4,364	(1,046)	3,318	—	—	—	—	—	—	(1,623)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(239)	(5,652)	(213)	(5,322)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,024)	—	(2,024)	—	—	—	1,827	—	197	—
Redemption value adjustment	—	—	—	—	—	(15)	—	(15)	—	—	—	—	—	—	15
Balance at June 30, 2024	1,600	$16	66,522	$665	718,901	$(437,302)	$(9,980)	$272,300	3,078	$65,426	16,142	$374,847	1,623	$40,569	$31,579
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,831	$1,695
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,755	50,114
Recognition of deferred income	(336)	—
Equity-based compensation	(95)	2,262
Bad debt expense	8	248
(Gain) loss on extinguishment of debt	—	22
Amortization of loan costs, discounts and capitalized default interest	5,143	2,976
Write-off of loan costs and exit fees	1,467	803
Amortization of intangibles	214	238
Amortization of non-refundable membership initiation fees	(1,275)	(1,042)
Interest expense accretion on refundable membership club deposits	286	310
Realized (gain) loss on sale of securities	1,250	—
Realized and unrealized (gain) loss on derivatives	183	(1,258)
Non-cash interest income	(307)	—
Equity in (earnings) loss of unconsolidated entity	—	134
Deferred income tax expense (benefit)	(47)	8
Changes in operating assets and liabilities, exclusive of acquisitions, disposition of assets and hotel property:
Accounts receivable and inventories	(4,168)	4,655
Prepaid expenses and other assets	(1,258)	2,921
Accounts payable and accrued expenses	(13,907)	(7,876)
Operating lease right-of-use assets	114	290
Due to/from related parties, net	(419)	(968)
Due to/from third-party hotel managers	(916)	296
Due to/from Ashford Inc.	(2,342)	2,769
Operating lease liabilities	16	(157)
Other liabilities	3,998	1,716
Net cash provided by (used in) operating activities	38,195	60,156

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	3,112	542
Proceeds from sale of investment in securities	23,750	—
Acquisition of land	(5,509)	—
Improvements and additions to hotel properties	(33,012)	(39,224)
Net cash provided by (used in) investing activities	(11,659)	(38,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	363,000	62,000
Repayments of indebtedness	(365,180)	(30,000)
Payments of loan costs and exit fees	(8,855)	(3,311)
Payments for derivatives	(508)	(1,295)
Proceeds from derivatives	424	3,275
Purchase of common stock	(51)	(369)
Payments for dividends and distributions	(24,202)	(26,244)
Contributions from noncontrolling interest in consolidated entities	306	—
Redemption of operating partnership units	(92)	—
Redemption of preferred stock	(40,746)	(10,974)
Net cash provided by (used in) financing activities	(75,904)	(6,918)
Net change in cash, cash equivalents and restricted cash	(49,368)	14,556
Cash, cash equivalents and restricted cash at beginning of period	185,057	166,503
Cash, cash equivalents and restricted cash at end of period	$135,689	$181,059

	Six Months Ended June 30,
	2025	2024

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$45,361	$51,021
Income taxes paid (refunded)	463	119

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,627	$9,333
Common stock purchases accrued but not paid	750	—
Assumption of debt in acquisition of land	5,360	—
Capital expenditures accrued but not paid	8,300	12,972
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	2,125	3,723
Non-cash preferred stock dividends	1,602	1,708
Unsettled proceeds from derivatives	57	297
Non-cash common stock/unit dividends	502	35
Non-cash redemption of common units	9,284	—
Non-cash consideration for acquisition of land	1,814	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$135,465	$85,599
Restricted cash at beginning of period	49,592	80,904
Cash, cash equivalents and restricted cash at beginning of period	$185,057	$166,503

Cash and cash equivalents at end of period	$80,226	$114,607
Restricted cash at end of period	55,463	52,339
Cash, cash equivalents and restricted cash at end of period	$135,689	$166,946
Cash and cash equivalents at end of period included in assets held for sale	—	5,711
Restricted cash at end of period included in assets held for sale	—	8,402
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$135,689	$181,059
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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages five of our 15 hotel properties as of June 30, 2025. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2025, own 15 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and one hotel property that is owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of June 30, 2025, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2025, 13 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS and the one hotel property majority-owned through a consolidated partnership was leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation as of June 30, 2025. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$22,788	$7,530	$3,980	$34,298
Puerto Rico	1	11,695	4,616	2,803	19,114
Arizona	1	9,758	7,270	2,252	19,280
Colorado	1	1,470	1,506	1,539	4,515
Florida	2	15,173	9,725	7,126	32,024
Illinois	1	8,511	2,522	587	11,620
Pennsylvania	1	8,565	1,690	701	10,956
Washington	1	8,879	1,486	974	11,339
Washington, D.C.	1	12,818	4,472	1,155	18,445
USVI	1	10,167	4,754	2,565	17,486
Total	15	$109,824	$45,571	$23,682	$179,077

	Three Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$21,746	$5,166	$3,777	$30,689
Puerto Rico	1	9,931	4,238	2,576	16,745
Arizona	1	8,733	6,075	2,425	17,233
Colorado	1	1,912	1,768	1,715	5,395
Florida	2	14,924	8,636	6,515	30,075
Illinois	1	8,347	2,348	650	11,345
Pennsylvania	1	8,642	1,786	326	10,754
Washington	1	8,786	1,407	774	10,967
Washington, D.C.	1	13,511	5,549	906	19,966
USVI	1	11,863	5,788	2,655	20,306
Sold hotel property	1	7,832	4,802	1,478	14,112
Total	16	$116,227	$47,563	$23,797	$187,587

	Six Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$49,651	$14,865	$8,148	$72,664
Puerto Rico	1	32,062	10,245	6,183	48,490
Arizona	1	24,046	16,068	5,052	45,166
Colorado	1	15,294	6,725	4,899	26,918
Florida	2	35,584	20,785	15,465	71,834
Illinois	1	11,646	3,228	1,064	15,938
Pennsylvania	1	14,035	3,369	1,234	18,638
Washington	1	13,460	2,514	1,661	17,635
Washington, D.C.	1	23,623	9,750	2,379	35,752
USVI	1	26,515	9,810	5,537	41,862
Total	15	$245,916	$97,359	$51,622	$394,897

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$47,390	$11,851	$7,809	$67,050
Puerto Rico	1	28,926	9,225	5,804	43,955
Arizona	1	22,848	14,150	4,928	41,926
Colorado	1	15,093	7,421	5,463	27,977
Florida	2	36,972	19,293	13,509	69,774
Illinois	1	11,721	3,284	1,070	16,075
Pennsylvania	1	13,138	2,907	617	16,662
Washington	1	13,245	2,144	1,281	16,670
Washington, D.C.	1	22,643	10,985	1,795	35,423
USVI	1	28,676	10,982	5,644	45,302
Sold hotel property	1	14,127	8,868	2,857	25,852
Total	16	$254,779	$101,110	$50,777	$406,666
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$643,526	$630,842
Buildings and improvements	1,423,269	1,430,096
Furniture, fixtures and equipment	172,547	158,470
Construction in progress	20,276	20,420
Residences	12,746	12,746
Total cost	2,272,364	2,252,574
Accumulated depreciation	(495,003)	(473,888)
Investments in hotel properties, net	$1,777,361	$1,778,686
Impairment Charges
During the three and six months ended June 30, 2025 and 2024, no impairment charges were recorded.
Land Acquisition
On April 4, 2025, the Company acquired an eight acre parcel of land with an estimated fair value of $12.6 million. The consideration consisted of cash of approximately $5.5 million and a 25% equity interest in the acquiring entity (“CR JV”) with an estimated fair value of $1.8 million. CR JV also assumed a mortgage loan for the land with an estimated fair value of $5.4 million.
We accounted for this acquisition as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. The cost of the acquisition including transaction costs was allocated to the individual asset acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and six months ended June 30, 2024. The following table includes the condensed consolidated financial information from this hotel property (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Total hotel revenue	$14,112	$25,852
Total hotel operating expenses	(8,374)	(15,567)
Property taxes, insurance and other	(766)	(1,555)
Depreciation and amortization	(1,059)	(2,149)
Operating income (loss)	3,913	6,581
Interest income	110	210
Interest expense and amortization of loan costs	(1,846)	(3,538)
Write-off of loan costs and exit fees	—	(101)
Income (loss) before income taxes	2,177	3,152
Income from consolidated entities attributable to noncontrolling interests	(1,021)	(1,728)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(93)	(114)
Income (loss) before income taxes attributable to the Company	$1,063	$1,310
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (10)	Interest Rate	June 30, 2025	December 31, 2024

Mortgage loan (2) (3)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	$—	$293,180
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	The Ritz-Carlton Lake Tahoe	July 2025	January 2026	SOFR (1) + 3.25%	43,413	53,413
Mortgage loan (5)	Park Hyatt Beaver Creek Resort & Spa	February 2026	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (3)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	—	62,000
Term Loan (6)	Land	March 2026	March 2026	WSJ Prime Rate	5,360	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
Mortgage loan (7)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	407,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (8)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (1) + 3.75%	140,000	140,000
Mortgage loan (9)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
Mortgage loan (3)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.52%	363,000	—
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
	The Ritz-Carlton Reserve Dorado Beach
					1,226,123	1,222,943
Deferred loan costs, net					(14,629)	(11,985)
Premiums/(discounts), net					(616)	(940)
Indebtedness, net					$1,210,878	$1,210,018
__________________
(1)SOFR rates were 4.32% and 4.33% at June 30, 2025 and December 31, 2024, respectively.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)On January 14, 2025, we amended this mortgage loan. Terms of the amendment included a $10.0 million principal pay-down, current maturity date extension to July 2025, interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions. On July 25, 2025, we amended this mortgage loan. Terms of the amendment included extending the maturity date from July 2025 to July 2026.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in February 2025.
(6)On April 4, 2025, we assumed a $5.4 million term loan secured by an eight acre parcel of land. The assumed term loan is interest only, bears interest at WSJ Prime Rate, and matures in March 2026. This term loan has a floor of 4.99%. See note 4.
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. Braemar holds a tranche of Commercial Mortgage-Backed Securities (“CMBS”), which is secured by the five hotel properties that serve as collateral for the new mortgage loan and has a par value of $17.2 million and $42.2 million at June 30, 2025, and December 31, 2024, respectively, and a rate of SOFR + 5.20%. The CMBS is reported as “investment in securities” on the condensed consolidated balance sheet.
(8)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%.
(9)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(10)The final maturity date assumes all available extension options will be exercised.
Convertible Senior Notes
For the three and six months ended June 30, 2025, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively. For the three and six months ended June 30, 2024, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively.
For the three and six months ended June 30, 2025, the Company recorded discount amortization of $163,000 and $324,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026. For the three and six months ended June 30, 2024, the Company recorded discount amortization of $154,000 and $306,000 respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
The convertible senior notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company. As of June 30, 2025, the conversion rate is 188.6054 shares per $1,000 principal amount of notes.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2025, we were in compliance with all covenants.
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
As of June 30, 2025, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	June 30, 2025	December 31, 2024
Note receivable	SOFR + 3.00%	$8,590	$8,283
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Interest income	$155	$—	$307	$—
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and six months ended June 30, 2025.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.322% to 3.130% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025
Assets
CMBS	$—	$17,134	$—	$17,134	(1)
Derivative assets:
Interest rate derivatives - caps	—	313	—	313	(2)
Total	$—	$17,447	$—	$17,447

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Assets
CMBS	$—	$41,535	$—	$41,535	(1)
Derivative assets:
Interest rate derivatives - caps	—	356	—	356	(2)
Total	$—	$41,891	$—	$41,891
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

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Assets
Derivative assets:
Interest rate derivatives - caps	$15		$326		$(183)		$1,246
Total derivative assets	$15		$326		$(183)		$1,246

Non-derivative assets:
Investment in securities	$(1,250)		$—		$(1,250)		$—
Total	$(1,235)		$326		$(1,433)		$1,246
Liabilities
Derivative liabilities:
Warrants	$—		$—		$—		$12
Net	$(1,235)		$326		$(1,433)		$1,258

Total combined
Interest rate derivatives - caps	$(165)		$(1,213)		$(551)		$(1,964)
Warrants	—		—		—		12
Unrealized gain (loss) on derivatives	$(165)	(1)	$(1,213)	(1)	$(551)	(1)	$(1,952)	(1)
Realized gain (loss) on interest rate caps	180	(1) (2)	1,539	(1) (2)	368	(1) (2)	3,210	(1) (2)
Realized gain (loss) on investment in securities	(1,250)	(3)	—		(1,250)	(3)	—
Net	$(1,235)		$326		$(1,433)		$1,258
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our condensed consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
(3)Reported in “other income (expense)” in our condensed consolidated statements of operations.
The amortized cost of the CMBS at June 30, 2025 and December 31, 2024, was $17.3 million and $42.3 million, respectively. The unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the three and six months ended June 30, 2025 was $(260,000) and $599,000, respectively.
During the three and six months ended June 30, 2025, the Company sold a portion of the CMBS with a par value of $25 million resulting in a realized loss of approximately $1.3 million included in “other income (expense)” on the condensed consolidated statements of operations. As a result of the sale, $68,000 of unrealized gain was reclassified to realized loss in the three and six months ended June 30, 2025. There was no unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the three and six months ended June 30, 2024.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investment in securities	$17,134	$17,134	$41,535	$41,535
Derivative assets	313	313	356	356
Financial assets not measured at fair value:
Cash and cash equivalents	$80,226	$80,226	$135,465	$135,465
Restricted cash	55,463	55,463	49,592	49,592
Accounts receivable, net	32,673	32,673	31,754	31,754
Note receivable	8,590	8,590	8,283	8,283
Due from third-party hotel managers	24,232	24,232	22,873	22,873
Financial liabilities not measured at fair value:
Indebtedness	$1,225,507	$1,226,123	$1,222,003	$1,207,420
Accounts payable and accrued expenses	131,142	131,142	143,566	143,566
Dividends and distributions payable	8,627	8,627	9,255	9,255
Due to Ashford Inc., net	2,767	2,767	4,267	4,267
Due to related parties, net	636	636	1,055	1,055
Due to third-party hotel managers	1,919	1,919	1,476	1,476
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
Indebtedness, net. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 100.1% of the carrying value of $1.2 billion as of June 30, 2025, and approximately 98.8% of the carrying value of $1.2 billion as of December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(5,467)	$(11,565)	$5,531	$4,364
Less: dividends on preferred stock	(8,992)	(10,329)	(18,261)	(20,736)
Less: deemed dividends on preferred stock	(1,559)	(26)	(5,835)	(2,024)
Less: dividends on common stock	(3,411)	(3,326)	(6,764)	(6,650)
Less: dividends on unvested performance stock units	(19)	(21)	(38)	(42)
Undistributed net income (loss) allocated to common stockholders	(19,448)	(25,267)	(25,367)	(25,088)
Add back: dividends on common stock	3,411	3,326	6,764	6,650
Distributed and undistributed net income (loss) - basic and diluted	$(16,037)	$(21,941)	$(18,603)	$(18,438)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	67,279	66,501	67,013	66,478

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.24)	$(0.33)	$(0.28)	$(0.28)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	19	21	$38	$42
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,489)	(1,919)	(1,751)	(1,623)
Dividends on preferred stock - Series B	1,058	1,058	2,116	2,116
Interest expense on Convertible Senior Notes	1,133	1,124	2,264	2,247
Dividends on preferred stock - Series E (inclusive of deemed dividends)	7,913	7,596	18,805	16,997
Dividends on preferred stock - Series M (inclusive of deemed dividends)	755	876	1,525	1,997
Total	$9,389	$8,756	$22,997	$21,776
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	37	39	40	26
Effect of assumed conversion of operating partnership units	6,255	6,364	6,521	6,133
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	16,586	15,464	16,427	14,537
Effect of assumed conversion of preferred stock - Series E	130,997	162,180	133,333	182,121
Effect of assumed conversion of preferred stock - Series M	13,858	17,098	13,909	19,719
Total	171,849	205,261	174,346	226,652
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
The compensation committee of our board of directors may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period. As of June 30, 2025, there are 353,000 unvested Performance LTIP units.
As of June 30, 2025, there are approximately 429,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 353,000 Performance LTIP units issued in March 2023, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2025	December 31, 2024
Redeemable noncontrolling interests in Braemar OP (in thousands)	$17,994	$29,964
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$536	$1,324
Ownership percentage of operating partnership	8.51%	8.05%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,489	$1,919	$1,751	$1,623
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$271	$368	615	734
In June 2025, the Company exchanged approximately 1.5 million LTIP and Performance LTIP units for fully vested shares of the Company's common stock which resulted in no adjustments to equity-based compensation expense because the estimated fair value of the units immediately before the exchange was equal to the estimated fair value of the common stock immediately after the exchange. The exchange was accounted for in the same manner as a redemption by the holder of common units that was settled by the Company in shares of the Company's common stock, in which the greater of the historical cost or fair value of the underlying LTIP or Performance LTIP units as of the exchange date was reclassified from mezzanine equity to permanent equity.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed/exchanged for common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Units redeemed/exchanged	1,465	—	1,922	$—
Fair value of common units redeemed (1)	$3,516	$—	$4,897	—
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units for the three and six months ended June 30, 2025 was $7.0 million and $9.3 million, respectively.
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Units redeemed	—	—	35	—
Fair value of common units redeemed	$—	$—	$92	$—
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock dividends declared	$3,430	$3,347	$6,802	$6,692
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of June 30, 2025, the Company has not repurchased any common stock pursuant to this program.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series D Cumulative Preferred Stock	$825	$825	$1,650	$1,650

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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series B Convertible Preferred Stock	$1,058	$1,058	$2,116	$2,116
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	June 30, 2025	December 31, 2024
Series E Preferred Stock	$320,585	$352,502
Cumulative adjustments to Series E Preferred Stock (1)	$27,933	$22,098
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series E Preferred Stock	$6,354	$7,570	$12,970	$15,170
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series E Preferred Stock shares redeemed	548	53	1,581	239
Redemption amount, net of redemption fees	$13,574	$1,249	$39,275	$5,652
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	June 30, 2025	December 31, 2024
Series M Preferred Stock	$35,524	$36,916
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series M Preferred Stock	$755	$876	$1,525	$1,800
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series M Preferred Stock shares redeemed	40	126	59	213
Redemption amount, net of redemption fees	$1,005	$3,159	$1,471	$5,322

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$3,477	$3,336	$7,053	$6,663
Reimbursable expenses (1)	3,577	2,961	6,578	5,226
Equity-based compensation (2)	(51)	883	(99)	1,991
Incentive fee	188	648	270	648
Total	$7,191	$7,828	$13,802	$14,528
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
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage which includes workers’ compensation, general liability and auto liability coverages. The hotel management companies procure workers’ compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc. which issues policies covering general liability, workers’ compensation and auto liability

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services.
For the three and six months ended June 30, 2025, we incurred fees from Lismore or its subsidiaries of $0 and $1.7 million, respectively. For the three and six months ended June 30, 2024, we incurred fees from Lismore or its subsidiaries of $50,000 and $1.1 million, respectively.
Ashford Securities
The Company, Ashford Trust, and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of June 30, 2025 and December 31, 2024, Braemar has funded approximately $12.9 million and has a pre-funded balance of $797,000 that is included in “other assets” on the condensed consolidated balance sheet. During the first quarter of 2024, there was a true-up of the funding requirement based on the aggregate capital raised that resulted to a credit to expense of $5.6 million for the six months ended June 30, 2024.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Corporate, general and administrative	$—	$—	$—	$(5,624)
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
Hotel Management Services
As of June 30, 2025, Remington Hospitality managed five of our 15 hotel properties.
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
As of June 30, 2025 and December 31, 2024, the Company had made equity investments in OpenKey totaling $2.9 million resulting in an ownership interest of 7.9% accounted for under the equity method of accounting. During the fourth quarter of

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2024, we determined that the estimated fair value of the investment in OpenKey was less than our carrying amount and fully impaired our investment as of December 31, 2024.
The Company also entered into a loan funding agreement with Ashford Inc. and OpenKey. The loan bears interest at an annual rate of 15%. During the fourth quarter of 2024, we determined that the full amount of the note receivable was not collectible, the note receivable was impaired and the recognition of interest income ceased. As of June 30, 2025 and December 31, 2024, the carrying amount of the loan was $145,000 included in “investment of unconsolidated entity” on our condensed consolidated balance sheets.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have two hotel properties that operate under franchise agreements. The Cameo Beverly Hills franchise agreement has a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement, we will pay: (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year four; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of June 30, 2025, we are currently paying 3% of gross revenues for the Cameo Beverly Hills.
Under the franchise agreement for the Sofitel Chicago Magnificent Mile, we will pay franchisor royalty fees of 4.4% of gross rooms revenue. Additionally, we will pay a marketing fee of 1.5% of gross rooms revenue. This franchise agreement expires in 2041, with extension options.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Other hotel expenses	$453	$94	$523	$174
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2025, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, 2.3% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of June 30, 2025, the estimated settlement liability amount has been accrued.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, to which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of June 30, 2025. A hearing on a motion for preliminary approval of the settlement has been set for August 29, 2025.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of June 30, 2025, the estimated settlement liability amount has been accrued.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
16. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments; (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services: (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of June 30, 2025 and December 31, 2024, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rooms	$109,824	$116,227	$245,916	$254,779
Food and beverage	45,571	47,563	97,359	101,110
Other hotel revenue	23,682	23,797	51,622	50,777
Total hotel revenue	$179,077	$187,587	$394,897	$406,666
EXPENSES
Hotel expenses:
Rooms	$27,285	$27,476	$55,504	$55,740
Food and beverage	35,767	36,664	75,977	77,381
Direct expenses	8,208	7,970	17,667	17,739
Indirect expenses:
Property, general and administration	15,466	15,644	30,864	32,247
Sales and marketing	12,557	12,624	25,730	26,005
Information and telecommunications systems	1,884	2,072	3,959	4,120
Repairs and maintenance	8,053	7,906	15,825	15,568
Energy	5,892	5,781	11,751	11,745
Lease expense	568	1,483	1,122	2,656
Ownership expenses	1,172	761	2,154	1,937
Incentive management fee	1,221	2,361	5,450	6,211
Management fees	5,424	5,871	12,161	12,737
Property taxes	4,002	5,203	9,953	10,913
Other taxes	299	332	767	845
Insurance	3,486	4,362	7,479	8,765
Total expenses	131,284	136,510	276,363	284,609
Hotel adjusted EBITDA	$47,793	$51,077	$118,534	$122,057

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hotel adjusted EBITDA	$47,793	$51,077	$118,534	$122,057
Ownership expenses included in other hotel expenses	(1,424)	(1,553)	(2,299)	(3)
Ownership expenses included in property taxes, insurance and other	(105)	(161)	(158)	(232)
Management fees	(117)	(197)	(290)	(307)
Depreciation and amortization	(23,360)	(24,694)	(46,755)	(50,114)
Advisory services fee	(7,191)	(7,828)	(13,802)	(14,528)
Corporate, general and administrative	2,298	(4,469)	(596)	(2,231)
Equity in earnings (loss) of unconsolidated entities	—	(85)	—	(134)
Interest income	1,519	1,072	3,407	1,868
Other income (expense)	(1,250)	—	(1,250)	—
Interest expense and amortization of discounts and loan costs	(25,361)	(27,285)	(50,188)	(53,776)
Write-off of loan costs and exit fees	(3)	(82)	(1,467)	(803)
Gain (loss) on extinguishment of debt	—	(22)	—	(22)
Realized and unrealized gain (loss) on derivatives	15	326	(183)	1,258
Income tax (expense) benefit	345	114	(1,122)	(1,338)
Net income (loss)	$(6,841)	$(13,787)	$3,831	$1,695
17. Subsequent Events
On August 7, 2025, we sold the Marriott Seattle Waterfront hotel pursuant to an Agreement of Purchase and Sale, entered into effective July 3, 2025, for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property. The net carrying value of the building and furniture, fixtures and equipment was approximately $100.9 million as of June 30, 2025.

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
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”) and related rules, regulations and interpretations governing the taxation of REITs, including impacts from the One Big Beautiful Bill Act;
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2025, we owned interests in 15 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly and one hotel property through an investment in a majority-owned consolidated entity.
We are advised by Ashford Hospitality Advisors LLC through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of June 30, 2025, Remington Hospitality, a subsidiary of Ashford Inc., managed five of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman of our board of directors and chairman and chief executive officer of Ashford Inc. and his father, Mr. Archie Bennett, Jr. (together, the “Bennetts”), as of June 30, 2025, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,482,564 shares of Ashford Inc. common stock, which if converted as of June 30, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.4%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of June 30, 2025 those rights represented approximately 565,000 common shares.

As of June 30, 2025, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 2,825,398 shares of our common stock (including common units, LTIP and performance LTIP units), which represented an approximate 3.8% ownership in the Company.
Recent Developments
On April 1, 2025, Ms. Kellie Sirna was appointed to serve on our board of directors, effective immediately, to serve until the next annual meeting of stockholders of the Company or until her successor is duly elected and qualified. The board of directors has determined that Ms. Sirna is an independent director under NYSE listing standards and the Company’s corporate governance guidelines.
On May 5, 2025, the Company completed the transition of the 415-room Sofitel Chicago Magnificent Mile from a brand-managed hotel to a franchise structure. Under the franchise structure, the hotel will continue to be the Sofitel Chicago Magnificent Mile, but will be managed by Remington Hospitality under the existing terms of its Master Hotel Management Agreement. The management agreement with Remington Hospitality is terminable upon the sale of the hotel. The Company plans to renovate the lobby, restaurant, and meeting space over the next two years.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the full effects of the legislation on our effective tax rate and cash tax position, but the changes resulting from the tax provisions in the OBBBA are not expected to have a material impact on our consolidated financial statements.
On July 25, 2025, we amended the mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date from July 2025 to July 2026.
On August 7, 2025, we sold the Marriott Seattle Waterfront hotel pursuant to an Agreement of Purchase and Sale, entered into effective July 3, 2025, for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended June 30, 2025 and 2024 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$109,824	$116,227	$(6,403)	(5.5)%
Food and beverage	45,571	47,563	(1,992)	(4.2)
Other	23,682	23,797	(115)	(0.5)
Total revenue	179,077	187,587	(8,510)	(4.5)
Expenses
Hotel operating expenses:
Rooms	27,285	27,476	191	0.7
Food and beverage	35,767	36,664	897	2.4
Other expenses	56,445	58,155	1,710	2.9
Management fees	5,541	6,068	527	8.7
Total hotel operating expenses	125,038	128,363	3,325	2.6
Property taxes, insurance and other	7,892	10,058	2,166	21.5
Depreciation and amortization	23,360	24,694	1,334	5.4
Advisory services fee	7,191	7,828	637	8.1
Corporate general and administrative	(2,298)	4,469	6,767	151.4
Total expenses	161,183	175,412	14,229	8.1
Operating income (loss)	17,894	12,175	5,719	47.0
Equity in earnings (loss) of unconsolidated entity	—	(85)	85	100.0
Interest income	1,519	1,072	447	41.7
Other income (expense)	(1,250)	—	(1,250)	(100.0)
Interest expense and amortization of discounts and loan costs	(25,361)	(27,285)	1,924	7.1
Write-off of loan costs and exit fees	(3)	(82)	79	96.3
Gain (loss) on extinguishment of debt	—	(22)	22	100.0
Realized and unrealized gain (loss) on derivatives	15	326	(311)	(95.4)
Income (loss) before income taxes	(7,186)	(13,901)	6,715	48.3
Income tax (expense) benefit	345	114	231	(202.6)
Net income (loss)	(6,841)	(13,787)	6,946	50.4
(Income) loss attributable to noncontrolling interest in consolidated entities	(115)	303	418	138.0
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,489	1,919	(430)	(22.4)
Net income (loss) attributable to the Company	$(5,467)	$(11,565)	$6,098	52.7%

All hotel properties owned for the three months ended June 30, 2025 and 2024 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2025 and 2024. The hotel property listed below is not a comparable hotel property for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024
The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Occupancy	71.85%	72.82%
ADR (average daily rate)	$438.58	$415.24
RevPAR (revenue per available room)	$315.11	$302.37
Rooms revenue (in thousands)	$109,824	$116,227
Total hotel revenue (in thousands)	$179,077	$187,587
The following table illustrates the key performance indicators of the 15 hotel properties that were owned for the full three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Occupancy	71.85%	71.46%
ADR (average daily rate)	$438.58	$435.24
RevPAR (revenue per available room)	$315.11	$311.01
Rooms revenue (in thousands)	$109,824	$108,395
Total hotel revenue (in thousands)	$179,077	$173,475
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $6.1 million, from $11.6 million for the three months ended June 30, 2024 (the “2024 quarter”) to $5.5 million for the three months ended June 30, 2025 (the “2025 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $6.4 million, or 5.5%, to $109.8 million during the 2025 quarter compared to the 2024 quarter primarily due to the sale of the Hilton La Jolla Torrey Pines in July 2024. During the 2025 quarter, our 15 comparable hotel properties experienced a 39 basis point increase in occupancy and a 0.8% increase in room rates.

Fluctuations in rooms revenue between the 2025 quarter and the 2024 quarter are a result of the changes in occupancy and ADR between the 2025 quarter and the 2024 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(692)	(457)	—%
Marriott Seattle Waterfront	93	227	(1.7)%
The Notary Hotel	(77)	(15)	(0.7)%
The Clancy	1,243	381	10.3%
Sofitel Chicago Magnificent Mile	164	(3)	2.0%
Pier House Resort & Spa	50	286	(3.1)%
The Ritz-Carlton St. Thomas	(1,696)	(749)	(4.2)%
Park Hyatt Beaver Creek Resort & Spa (1)	(442)	(1,090)	7.8%
Hotel Yountville (1)	(357)	(291)	(6.7)%
The Ritz-Carlton Sarasota	199	363	(3.1)%
Bardessono Hotel and Spa	(196)	(52)	(3.7)%
The Ritz-Carlton Lake Tahoe (2)	446	694	(3.3)%
Cameo Beverly Hills	(95)	533	(10.3)%
The Ritz-Carlton Reserve Dorado Beach	1,764	771	3.0%
Four Seasons Resort Scottsdale	1,025	571	1.5%
Total	$1,429	39	0.8%
Non Comparable
Hilton La Jolla Torrey Pines	(7,832)	n/a	n/a
________
(1)This hotel was under renovation during the 2025 quarter.
(2)This hotel was under renovation during the 2024 quarter.
Food and Beverage Revenue. Food and beverage revenue decreased $2.0 million, or 4.2%, to $45.6 million during the 2025 quarter compared to the 2024 quarter. This decrease is attributable to a decrease of $4.8 million at the Hilton La Jolla Torrey Pines as a result of its sale on July 17, 2024 and a decrease of $2.6 million at Capital Hilton, The Ritz-Carlton St. Thomas, Park Hyatt Beaver Creek Resort & Spa, Cameo Beverly Hills and The Notary Hotel. These decreases were partially offset by an aggregate increase of $5.4 million at 10 comparable hotel properties.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, decreased $115,000, or 0.5%, to $23.7 million during the 2025 quarter compared to the 2024 quarter. This decrease is attributable to an aggregate decrease in other hotel revenue of $663,000 at Park Hyatt Beaver Creek Resort & Spa, Four Seasons Resort Scottsdale, Cameo Beverly Hills, The Ritz-Carlton St. Thomas, Sofitel Chicago Magnificent Mile and Hotel Yountville and a decrease of $1.5 million due to the sale of Hilton La Jolla Torrey Pines, partially offset by an aggregate increase of $2.0 million at nine comparable hotel properties.
Rooms Expense. Rooms expense decreased $191,000, or 0.7%, to $27.3 million in the 2025 quarter compared to the 2024 quarter. This decrease is primarily attributable to an aggregate decrease of $306,000 at six comparable hotel properties and a decrease of $1.5 million due to the sale of Hilton La Jolla Torrey Pines, partially offset by an aggregate increase of $1.6 million at The Ritz-Carlton Reserve Dorado Beach, Four Seasons Resort Scottsdale, The Clancy, The Ritz-Carlton Lake Tahoe, Marriott Seattle Waterfront, The Ritz-Carlton Sarasota, Capital Hilton and The Notary Hotel.
Food and Beverage Expense. Food and beverage expense decreased $897,000, or 2.4%, to $35.8 million during the 2025 quarter compared to the 2024 quarter. This decrease is attributable to an aggregate decrease of $678,000 at six comparable hotel properties and a decrease of $2.4 million due to the sale of Hilton La Jolla Torrey Pines, partially offset by an aggregate increase of $2.2 million at The Ritz-Carlton Lake Tahoe, Four Seasons Resort Scottsdale, The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Sarasota, Marriott Seattle Waterfront, Pier House Resort & Spa, The Notary Hotel, The Clancy and Capital Hilton.
Other Operating Expenses. Other operating expenses decreased $1.7 million, or 2.9%, to $56.4 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.

We experienced an increase of $240,000 in direct expenses and a decrease of $2.0 million in indirect expenses and incentive management fees in the 2025 quarter as compared to the 2024 quarter. Direct expenses were 4.6% of total hotel revenue in the 2025 quarter and 4.2% in the 2024 quarter.
The increase in direct expenses is associated with higher direct expenses of approximately $587,000 at nine comparable hotel properties, partially offset by lower direct expenses of $212,000 due to the sale of Hilton La Jolla Torrey Pines and an aggregate decrease of approximately $135,000 at Park Hyatt Beaver Creek Resort & Spa, The Clancy, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, Capital Hilton and Hotel Yountville.
The decrease in indirect expenses comprises decreases in: (i) incentive management fees of $1.1 million comprising an aggregate decrease of $1.0 million at our 15 comparable hotel properties and a decrease of $132,000 at the one disposed hotel property; (ii) lease expense of $926,000 comprising a decrease of $1.0 million at the one disposed hotel property partially offset by an aggregate increase of $87,000 at our 15 comparable hotel properties; (iii) general and administrative costs of $101,000 comprising a decrease of $936,000 at the one disposed hotel property partially offset by an aggregate increase of $835,000 at our 15 comparable hotel properties; and (iv) marketing costs of $67,000 comprising a decrease of $975,000 at the one disposed hotel property partially offset by an aggregate increase of $908,000 at our 15 comparable hotel properties. These decreases were partially offset by increases in: (i) repairs and maintenance of $170,000 comprising an aggregate increase of $505,000 at our 15 comparable hotel properties partially offset by a decrease of $335,000 at the one disposed hotel property; and (ii) energy costs of $112,000 comprising an aggregate increase of $552,000 at our 15 comparable hotel properties, partially offset by a decrease of $440,000 at the one disposed hotel property.
Management Fees. Base management fees decreased $527,000, or 8.7%, to $5.5 million in the 2025 quarter compared to the 2024 quarter. Base management fees decreased by $382,000 at seven comparable hotel properties and by $424,000 at the one disposed hotel property. These decreases were partially offset by an aggregate increase of $279,000 at Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Pier House Resort & Spa, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Reserve Dorado Beach and Four Seasons Resort Scottsdale.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $2.2 million, or 21.5%, to $7.9 million in the 2025 quarter compared to the 2024 quarter. The decrease is primarily attributable to an aggregate decrease of approximately $1.7 million at ten comparable hotel properties and a decrease of $766,000 at the one disposed hotel property. These decreases were partially offset by an aggregate increase of approximately $261,000 at the Capital Hilton, Bardessono Hotel and Spa, Cameo Beverly Hills, Four Seasons Resort Scottsdale and The Notary Hotel.
Depreciation and Amortization. Depreciation and amortization decreased $1.3 million, or 5.4%, to $23.4 million in the 2025 quarter compared to the 2024 quarter. There was an aggregate decrease of $2.2 million at seven comparable hotel properties and a decrease of $1.1 million at the one disposed hotel property, partially offset by an aggregate increase of $1.9 million at The Ritz-Carlton Lake Tahoe, Park Hyatt Beaver Creek Resort & Spa, Ritz Dorado Beach, Cameo Beverly Hills, Four Seasons Resort Scottsdale, Hotel Yountville, The Ritz-Carlton Sarasota and Bardessono Hotel and Spa.
Advisory Services Fee. Advisory services fee decreased $637,000, or 8.1%, to $7.2 million in the 2025 quarter compared to the 2024 quarter due to decreases of $934,000 in equity-based compensation and $460,000 in the incentive fee, partially offset by increases of $616,000 in reimbursable expenses and $141,000 in the base advisory fee.
In the 2025 quarter, we recorded an advisory services fee of $7.2 million, which included reimbursable expenses of $3.6 million, a base advisory fee of $3.5 million, incentive fee of $188,000 and a credit to expense of $51,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2024 quarter, we recorded an advisory services fee of $7.8 million, which included a base advisory fee of $3.3 million, reimbursable expenses of $3.0 million, equity-based compensation of $883,000 and an incentive fee of $648,000.
Corporate General and Administrative. Corporate general and administrative was a credit to expense of $2.3 million in the 2025 quarter as compared to expense of $4.5 million in the 2024 quarter. The decrease in corporate general and administrative expense is primarily due to a $5.0 million insurance recovery for prior legal expenses, a decrease in professional fees of $1.9 million and miscellaneous expenses of $251,000, partially offset by an increase in public company costs of $375,000.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2025 quarter and 2024 quarter, we recorded equity in loss of unconsolidated entity of $0 and $85,000, respectively, related to our investment in OpenKey.
Other Income (Expense). Other expense was $1.3 million in the 2025 quarter due to a realized loss on the sale of a portion of CMBS.

Interest Income. Interest income was $1.5 million and $1.1 million in the 2025 quarter and 2024 quarter, respectively. The increase in interest income in the 2025 quarter was primarily attributable to higher cash balances in the 2025 quarter compared to the 2024 quarter as well as interest income associated with a tranche of CMBS included in investment in securities.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.9 million, or 7.1%, to $25.4 million in the 2025 quarter compared to the 2024 quarter. This decrease is primarily due to lower interest expense from lower average interest rates. The average SOFR rates for the 2025 quarter and the 2024 quarter were 4.33% and 5.33%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3,000 in the 2025 quarter. Write-off of loan costs and exit fees was $82,000 in the 2024 quarter, primarily related to various loan modifications.
Gain (loss) on Extinguishment of Debt. In 2024 quarter, we recognized a loss of $22,000 attributable to the discount associated with the Cameo Beverly Hills mortgage loan that was repaid on April 9, 2024. There was no such gain (loss) recognized in the 2025 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $15,000 for the 2025 quarter consisted of a realized gain of $180,000 associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $165,000.
Realized and unrealized gain on derivatives of $326,000 for 2024 quarter consisted of a realized gain of $1.5 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $1.2 million.
Income Tax (Expense) Benefit. Income tax benefit increased $231,000, from $114,000 in the 2024 quarter to $345,000 in the 2025 quarter. This increase was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2025 quarter compared to the 2024 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated income of $115,000 and loss of $303,000 in the 2025 quarter and the 2024 quarter, respectively. At June 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a JV. At June 30, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.5 million and $1.9 million in the 2025 quarter and the 2024 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 8.51% and 8.02% as of June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$245,916	$254,779	$(8,863)	(3.5)%
Food and beverage	97,359	101,110	(3,751)	(3.7)%
Other	51,622	50,777	845	1.7%
Total hotel revenue	394,897	406,666	(11,769)	(2.9)
Expenses
Hotel operating expenses:
Rooms	55,504	55,740	236	0.4
Food and beverage	75,977	77,381	1,404	1.8
Other expenses	116,821	118,231	1,410	1.2
Management fees	12,451	13,044	593	4.5
Total hotel operating expenses	260,753	264,396	3,643	1.4
Property taxes, insurance and other	18,357	20,755	2,398	11.6
Depreciation and amortization	46,755	50,114	3,359	6.7
Advisory services fee	13,802	14,528	726	5.0
Corporate general and administrative	596	2,231	1,635	73.3
Total expenses	340,263	352,024	11,761	3.3
Operating income (loss)	54,634	54,642	(8)	—
Equity in earnings (loss) of unconsolidated entity	—	(134)	134	100.0
Interest income	3,407	1,868	1,539	82.4
Other income (expense)	(1,250)	—	(1,250)	(100.0)
Interest expense and amortization of discounts and loan costs	(50,188)	(53,776)	3,588	6.7
Write-off of loan costs and exit fees	(1,467)	(803)	(664)	(82.7)
Gain (loss) on extinguishment of debt	—	(22)	22	100.0
Realized and unrealized gain (loss) on derivatives	(183)	1,258	(1,441)	(114.5)
Income (loss) before income taxes	4,953	3,033	1,920	63.3
Income tax (expense) benefit	(1,122)	(1,338)	216	(16.1)
Net income (loss)	3,831	1,695	2,136	126.0
(Income) loss attributable to noncontrolling interest in consolidated entities	(51)	1,046	1,097	104.9
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,751	1,623	(128)	7.9
Net income (loss) attributable to the Company	$5,531	$4,364	$1,167	(26.7)%
All hotel properties owned for the six months ended June 30, 2025 and 2024 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Occupancy	68.23%	69.10%
ADR (average daily rate)	$519.90	$479.67
RevPAR (revenue per available room)	$354.74	$331.47
Rooms revenue (in thousands)	$245,916	$254,779
Total hotel revenue (in thousands)	$394,897	$406,666
The following table illustrates the key performance indicators of the 15 comparable hotel properties that were owned for the full six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Occupancy	68.23%	68.13%
ADR (average daily rate)	$519.90	$506.85
RevPAR (revenue per available room)	$354.74	$345.31
Rooms revenue (in thousands)	$245,916	$240,652
Total hotel revenue (in thousands)	$394,897	$380,814
Net Income (Loss) Attributable to the Company. Net income attributable to the Company decreased $1.2 million from $4.4 million for the six months ended June 30, 2024 (the “2024 period”) to $5.5 million for the six months ended June 30, 2025 (the “2025 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $8.9 million to $245.9 million during the 2025 period compared to the 2024 period primarily due to the sale of the Hilton La Jolla Torrey Pines in July 2024. During the 2025 period, our 15 comparable hotel properties experienced a 2.6% increase in room rates and a ten basis point increase in occupancy compared to the 2024 period.
Fluctuations in rooms revenue between the 2025 period and the 2024 period are a result of the changes in occupancy and ADR between the 2025 period and the 2024 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (2)	$981	(290)	8.7%
Marriott Seattle Waterfront	215	227	(1.0)%
The Notary Hotel	897	279	2.9%
The Clancy	2,124	141	11.2%
Sofitel Chicago Magnificent Mile	(75)	(226)	3.4%
Pier House Resort & Spa	25	138	(1.1)%
The Ritz-Carlton St. Thomas	(2,161)	(426)	(1.3)%
Park Hyatt Beaver Creek Resort & Spa (1)	201	(480)	11.0%
Hotel Yountville (1)	(748)	(834)	0.6%
The Ritz-Carlton Sarasota (2)	(1,413)	72	(6.4)%
Bardessono Hotel and Spa (2)	40	324	(4.3)%
The Ritz-Carlton Lake Tahoe (2)	1,056	148	5.0%
Cameo Beverly Hills	(212)	(90)	(2.4)%
The Ritz-Carlton Reserve Dorado Beach	3,136	703	(0.3)%
Four Seasons Resort Scottsdale	1,198	477	(1.9)%
Total	$5,264	10	2.6%
Non-comparable
Hilton La Jolla Torrey Pines	$(14,127)	n/a	n/a
________
(1)This hotel was under renovation during the 2025 period.
(2)This hotel was under renovation during the 2024 period.

Food and Beverage Revenue. Food and beverage revenue decreased $3.8 million, or 3.7%, to $97.4 million during the 2025 period compared to the 2024 period. We experienced an aggregate decrease in food and beverage revenue of $3.5 million at six comparable hotel properties and a decrease of $8.9 million due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $8.6 million at The Ritz-Carlton Lake Tahoe, Four Seasons Resort Scottsdale, The Ritz-Carlton Sarasota, The Ritz-Carlton Reserve Dorado Beach, The Notary Hotel, Marriott Seattle Waterfront, Pier House Resort & Spa, Bardessono Hotel and Spa and Hotel Yountville.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $845,000, or 1.7%, to $51.6 million during the 2025 period compared to the 2024 period. This increase is attributable to higher other hotel revenue of $4.5 million at ten comparable hotel properties. These increases were partially offset by a decrease of $2.9 million due to the sale of Hilton La Jolla Torrey Pines and an aggregate decrease of approximately $751,000 at Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton St. Thomas, Hotel Yountville, The Clancy and Sofitel Chicago Magnificent Mile.
Rooms Expense. Rooms expense decreased $236,000, or 0.4%, to $55.5 million in the 2025 period compared to the 2024 period. This decrease is attributable to an aggregate decrease in rooms expense of $266,000 at Sofitel Chicago Magnificent Mile, Hotel Yountville and Pier House Resort & Spa, and a decrease of $2.8 million due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $2.8 million at 12 comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $1.4 million, or 1.8%, to $76.0 million during the 2025 period compared to the 2024 period. This decrease is attributable to lower aggregate food and beverage expense of approximately $709,000 at The Ritz-Carlton St. Thomas, Cameo Beverly Hills, Park Hyatt Beaver Creek Resort & Spa, Hotel Yountville and Sofitel Chicago Magnificent Mile and a decrease of $4.6 million due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $3.9 million at ten comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $1.4 million, or 1.2%, to $116.8 million in the 2025 period compared to the 2024 period. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $71,000 in direct expenses and a decrease of $1.3 million in indirect expenses and incentive management fees in the 2025 period compared to the 2024 period. Direct expenses were 4.5% of total hotel revenue in the 2025 period and 4.4% in the 2024 period.
The decrease in direct expenses is associated with lower direct expenses of approximately $304,000 at eight comparable hotel properties and a decrease of $429,000 due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by higher direct expenses of $662,000 at The Ritz-Carlton Sarasota, Four Seasons Resort Scottsdale, The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton St. Thomas, The Notary Hotel, Marriott Seattle Waterfront and Cameo Beverly Hills.
The decrease in indirect expenses is comprised of decreases in: (i) lease expense of $1.6 million comprising of a decrease of $1.7 million at the one disposed hotel property partially offset by an aggregate increase of $135,000 at our 15 comparable hotel properties; (ii) incentive management fees of $761,000 including $629,000 at our 15 comparable hotel properties and $132,000 at the one disposed hotel property; and (iii) marketing costs of $275,000 comprising an aggregate decrease of $1.9 million at the one disposed hotel property partially offset by an increase of $1.6 million at our 15 comparable hotel properties. These decreases were partially offset by increases in: (i) general and administrative costs of $928,000 comprising an aggregate increase of $2.6 million at our 15 comparable hotel properties partially offset by a decrease of $1.7 million at the one disposed hotel property; (ii) repairs and maintenance of $318,000 comprising an aggregate increase of $936,000 at our 15 comparable hotel properties partially offset by a decrease of $618,000 at the disposed hotel property; and (iii) energy costs of $6,000 comprising an aggregate increase of $906,000 at our 15 comparable hotel properties partially offset by a decrease of $900,000 at the one disposed hotel property.
Management Fees. Base management fees decreased $593,000, or 4.5%, to $12.5 million in the 2025 period compared to the 2024 period. Management fees decreased $315,000 at six comparable hotel properties and $777,000 due to the sale of Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $499,000 at The Ritz-Carlton Reserve Dorado Beach, Four Seasons Resort Scottsdale, The Clancy, The Notary Hotel, Marriott Seattle Waterfront, Pier House Resort & Spa, Capital Hilton, Bardessono Hotel and Spa and The Ritz-Carlton Lake Tahoe.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $2.4 million, or 11.6%, to $18.4 million in the 2025 period compared to the 2024 period. This decrease is primarily attributable to a decrease of $1.6 million due to the sale of Hilton La Jolla Torrey Pines and an aggregate decrease of $1.5 million at nine comparable hotel properties. These decreases were partially offset by an aggregate increase of approximately $680,000 at six comparable hotel properties.

Depreciation and Amortization. Depreciation and amortization decreased $3.4 million, or 6.7%, to $46.8 million for the 2025 period compared to the 2024 period. This decrease is comprised of a decrease of $2.1 million due to the sale of Hilton La Jolla Torrey Pines and an aggregate decrease of $5.3 million at The Ritz-Carlton St. Thomas, Capital Hilton, The Clancy, The Notary Hotel, Pier House Resort & Spa, Marriott Seattle Waterfront and Sofitel Chicago Magnificent Mile. These decreases were partially offset by an aggregate increase of $4.0 million at eight comparable hotel properties.
Advisory Services Fee. Advisory services fee decreased $726,000, or 5.0%, to $13.8 million in the 2025 period compared to the 2024 period due to lower equity-based compensation of $2.1 million and a lower incentive fee of $378,000, partially offset by higher reimbursable expenses of $1.4 million and a higher base advisory fee of $390,000.
In the 2025 period, we recorded an advisory services fee of $13.8 million, which included a base advisory fee of $7.1 million, reimbursable expenses of $6.6 million, an incentive fee of $270,000 and a credit to expense of $99,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2024 period, we recorded an advisory services fee of $14.5 million, which included a base advisory fee of $6.7 million, reimbursable expenses of $5.2 million, $2.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $648,000.
Corporate General and Administrative. Corporate general and administrative expense was $596,000 in the 2025 period and consisted of $3.1 million in professional fees, $1.6 million of public company costs and $839,000 in miscellaneous expenses. These expenses were partially offset by an expense reduction of $5.0 million from an insurance recovery for prior legal expenses.
Corporate general and administrative expense was $2.2 million in the 2024 period and consisted of $6.2 million in professional fees, $1.1 million in public company costs, and $602,000 in miscellaneous expenses. Additionally, during the 2024 period there was a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $5.6 million reduction to expense.
Equity in Earnings (Loss) of Unconsolidated Entity. There was no equity in earnings (loss) of unconsolidated entity in the 2025 period as a result of impairing the OpenKey investment in the fourth quarter of 2024. In the 2024 period we recorded equity in loss of unconsolidated entity of $134,000 related to our investment in OpenKey.
Other Income (Expense). Other expense was $1.3 million in the 2025 period due to a realized loss from the sale of a portion of CMBS.
Interest Income. Interest income was $3.4 million and $1.9 million in the 2025 period and the 2024 period, respectively. The increase in interest income in the 2025 period was primarily attributable to interest income associated with a tranche of CMBS included in investment in securities in the 2025 period compared to the 2024 period, partially offset by lower excess cash balances.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $3.6 million, or 6.7%, to $50.2 million for the 2025 period compared to the 2024 period. The decrease is primarily due to lower interest expense from lower average interest rates in the 2025 period partially offset by higher amortization of loan costs of approximately $2.1 million in the 2025 period compared to the 2024 period. The average SOFR rates for the 2025 period and the 2024 period were 4.34% and 5.33%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.5 million in the 2025 period related to various loan refinances and modifications. Write-off of loan costs and exit fees was $803,000 in the 2024 period related to various loan modifications.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $183,000 for the 2025 period consisted of an unrealized loss on interest rate caps of $551,000, partially offset by a realized gain of $368,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized gain on derivatives of $1.3 million for the 2024 period primarily consisted of an unrealized gain on warrants of $12,000 and a realized gain of $3.2 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $2.0 million.
Income Tax (Expense) Benefit. Income tax expense decreased $216,000, from $1.3 million in the 2024 period to $1.1 million in the 2025 period. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2025 period compared to the 2024 period.

(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated income of $51,000 and a loss $1.0 million in the 2025 period and the 2024 period, respectively. As of June 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a JV. As of June 30, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.8 million in the 2025 period and $1.6 million in the 2024 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.51% and 8.02% as of June 30, 2025 and 2024, respectively.
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

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of June 30, 2025, the mortgage loan secured by The Ritz-Carlton Lake Tahoe was in a cash trap. The amount of cash in the cash trap as of June 30, 2025 was $0.
As of June 30, 2025, the Company held cash and cash equivalents of $80.2 million and restricted cash of $55.5 million, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2025, $24.2 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of June 30, 2025, our net debt to gross assets was 44.2%.
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
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time-to-time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 6, 2025, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of August 6, 2025, the Company has not repurchased any common stock pursuant to the plan.

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
On April 4, 2025, the Company assumed a $5.4 million term loan secured by a parcel of land. The assumed term loan is interest only, bears interest at WSJ Prime Rate, and matures in March 2026. This term loan has a floor of 4.99%.
On July 25, 2025, we amended the mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date from July 2025 to July 2026.
On August 7, 2025, we sold the Marriott Seattle Waterfront hotel pursuant to an Agreement of Purchase and Sale, entered into effective July 3, 2025, for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property.
Sources and Uses of Cash
We had approximately $80.2 million and $135.5 million of cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $38.2 million and $60.2 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of a hotel property in the third quarter of 2024. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2025, net cash flows used in investing activities were $11.7 million. The cash outflows were primarily attributable to $33.0 million of capital improvements made to various hotel properties and acquisition of land of $5.5 million, partially offset by cash inflows of $23.8 million from sale of investment in securities and $3.1 million from property insurance proceeds. Our capital improvements consisted of approximately $23.2 million of return on investment capital projects and approximately $9.9 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2025, net cash flows used in financing activities were $75.9 million. Cash outflows primarily consisted of $365.2 million of repayments of indebtedness, $40.7 million for cash redemptions of Series E and Series M preferred stock, $24.2 million of dividend and distribution payments, $8.9 million of payments of loan costs and exit fees, $508,000 to purchase interest rate caps, and $92,000 from the redemption of operating partnership units. These cash outflows were partially offset by cash inflows of $363.0 million from borrowings on indebtedness, $424,000 of proceeds from in-the-money interest rate caps and a contribution of $306,000 from a noncontrolling interest holder in a consolidated entity.
For the six months ended June 30, 2024, net cash flows provided by financing activities were $6.9 million. Cash outflows primarily consisted of $30.0 million of repayments of indebtedness, $26.2 million of dividend and distribution payments, $1.3 million to purchase interest rate caps, $3.3 million of payments of loan costs and exit fees and $11.0 million for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $62.0 million from borrowings on indebtedness and $3.3 million of proceeds from in-the-money interest rate caps.
Dividend Policy
On December 10, 2024, our board of directors approved the Company’s dividend policy for 2025. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2025, or $0.20 per share on an annualized basis. On April 2, 2025, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the second quarter of 2025. On July 10, 2025, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the third quarter of 2025. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review its dividend policy on a quarter-to-quarter basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(6,841)	$(13,787)	$3,831	$1,695
Interest expense and amortization of loan costs	25,361	27,285	50,188	53,776
Depreciation and amortization	23,360	24,694	46,755	50,114
Income tax expense (benefit)	(345)	(114)	1,122	1,338
Equity in (earnings) loss of unconsolidated entity	—	85	—	134
Company’s portion of EBITDA of OpenKey	—	(82)	—	(139)
EBITDA and EBITDAre	41,535	38,081	101,896	106,918
Amortization of favorable (unfavorable) contract assets (liabilities)	107	118	214	237
Transaction and conversion costs (1)	471	53	1,166	(5,574)
Write-off of premiums, loan costs and exit fees	3	82	1,467	803
Realized and unrealized (gain) loss on derivatives	(15)	(326)	183	(1,258)
Stock/unit-based compensation	(47)	1,135	(95)	2,262
Legal, advisory and settlement costs (2)	(4,626)	2,870	(4,482)	4,817
Advisory services incentive fee	188	648	270	648
(Gain) loss on extinguishment of debt	—	22	—	22
Other (income) expense	1,250	—	1,250	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	3	—	3
Adjusted EBITDAre	$38,866	$42,686	$101,869	$108,878
__________________
(1) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in 2024 included a true up of these expenses based on capital raised.
(2) Includes amounts related to a $5.0 million expense reduction in 2025 from an insurance recovery for prior legal expenses.

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(6,841)	$(13,787)	$3,831	$1,695
(Income) loss attributable to noncontrolling interest in consolidated entities	(115)	303	(51)	1,046
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,489	1,919	1,751	1,623
Preferred dividends	(8,992)	(10,329)	(18,261)	(20,736)
Deemed dividends on preferred stock	(1,559)	(26)	(5,835)	(2,024)
Net income (loss) attributable to common stockholders	(16,018)	(21,920)	(18,565)	(18,396)
Depreciation and amortization on real estate (1)	22,690	23,696	45,366	47,876
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,489)	(1,919)	(1,751)	(1,623)
Equity in (earnings) loss of unconsolidated entity	—	85	—	134
Company’s portion of FFO of OpenKey	—	(95)	—	(162)
FFO available to common stockholders and OP unitholders	5,183	(153)	25,050	27,829
Deemed dividends on preferred stock	1,559	26	5,835	2,024
Transaction and conversion costs (2)	471	53	1,166	(5,574)
Write-off of premiums, loan costs and exit fees	3	82	1,467	803
Unrealized (gain) loss on derivatives	165	1,213	551	1,952
Stock/unit-based compensation	(47)	1,135	(95)	2,262
Legal, advisory and settlement costs (3)	(4,626)	2,870	(4,482)	4,817
Interest expense accretion on refundable membership club deposits	135	150	286	315
Amortization of loan costs (1)	2,651	1,319	4,748	2,527
Advisory services incentive fee	188	648	270	648
(Gain) loss on extinguishment of debt	—	22	—	22
Other (income) expense	1,250	—	1,250	—
Company’s portion of adjustments to FFO of OpenKey	—	3	—	3
Adjusted FFO available to common stockholders and OP unitholders	$6,932	$7,368	$36,046	$37,628
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization on real estate	$(670)	$(998)	$(1,389)	$(2,238)
Amortization of loan costs	(36)	(132)	(71)	(235)
(2) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in 2024 included a true up of these expenses based on capital raised.
(3) Includes amounts related to a $5.0 million expense reduction in 2025 from an insurance recovery for prior legal expenses.

The following table presents certain information related to our hotel properties as of June 30, 2025:

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
As of June 30, 2025, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of June 30, 2025, would be approximately $2.8 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of June 30, 2025, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective to ensure that: (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of June 30, 2025, the estimated settlement liability amount has been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of June 30, 2025. A hearing on a motion for preliminary approval of the settlement has been set for August 29, 2025.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of June 30, 2025, the estimated settlement liability amount has been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 - April 30	—		$—	—	$50,000,000
May 1 - May 31	—		$—	—	$50,000,000
June 1 - June 30	292,230	(1)	$2.40	—	$50,000,000
Total	292,230		$2.40	—
______________
(1)Includes 292,230 shares in June that were withheld to cover tax-withholding requirements related to the vesting of common stock awards issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Agreement of Purchase and Sale, dated as of July 3, 2025, by and among Ashford Seattle Waterfront LP, Ashford TRS Seattle Waterfront LLC and Seafront Fjord Owner, LLC
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	August 8, 2025	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 8, 2025	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer