Form 10-Q
period 2025-09-30
Braemar Hotels & Resorts Inc.
filed 2025-11-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,219,432
(Class)	Outstanding at November 5, 2025

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross	$2,126,129	$2,252,574
Accumulated depreciation	(447,087)	(473,888)
Investments in hotel properties, net	1,679,042	1,778,686
Cash and cash equivalents	116,278	135,465
Restricted cash	47,682	49,592
Investment in securities (amortized cost of $17,279 and $42,279, respectively)	17,277	41,535
Accounts receivable, net of allowance of $179 and $459, respectively	32,819	31,754
Inventories	4,629	4,664
Note receivable	8,747	8,283
Prepaid expenses	5,441	5,116
Deposit paid to Ashford Inc.	17,000	—
Deferred costs, net	75	75
Investment in unconsolidated entity	145	145
Derivative assets	164	356
Operating lease right-of-use assets	34,359	34,852
Other assets	19,688	19,538
Intangible assets, net	2,841	3,125
Due from third-party hotel managers	23,129	22,873
Total assets	$2,009,316	$2,136,059
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,164,671	$1,210,018
Accounts payable and accrued expenses	150,127	143,566
Dividends and distributions payable	8,553	9,255
Due to Ashford Inc.	2,638	4,267
Due to related parties, net	331	1,055
Due to third-party hotel managers	1,775	1,476
Operating lease liabilities	20,007	19,984
Other liabilities	25,187	24,268
Total liabilities	1,373,289	1,413,889
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 12,697,673 and 14,910,521 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	308,547	352,502
Series M redeemable preferred stock, $0.01 par value, 1,404,544 and 1,476,621 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	35,127	36,916
Redeemable noncontrolling interests in operating partnership	18,942	29,964
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 68,219,432 and 66,607,823 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	682	665
Additional paid-in capital	727,027	718,536
Accumulated other comprehensive income (loss)	(2)	(684)
Accumulated deficit	(515,837)	(477,804)
Total stockholders’ equity of the Company	211,886	240,729
Noncontrolling interest in consolidated entities	(3,901)	(3,367)
Total equity	207,985	237,362
Total liabilities and equity	$2,009,316	$2,136,059
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rooms	$85,701	$92,427	$331,617	$347,206
Food and beverage	36,637	34,781	133,996	135,891
Other	21,218	21,190	72,840	71,967
Total hotel revenue	143,556	148,398	538,453	555,064
EXPENSES
Hotel operating expenses:
Rooms	24,728	25,548	80,232	81,288
Food and beverage	30,685	31,998	106,662	109,379
Other expenses	51,766	51,300	168,587	169,531
Management fees	4,440	4,869	16,891	17,913
Total hotel operating expenses	111,619	113,715	372,372	378,111
Property taxes, insurance and other	8,211	9,985	26,568	30,740
Depreciation and amortization	23,164	25,078	69,919	75,192
Advisory services fee	7,915	8,627	21,717	23,155
Corporate general and administrative	3,811	8,874	4,407	11,105
Total operating expenses	154,720	166,279	494,983	518,303
Gain (loss) on disposition of assets and hotel properties	40,970	88,210	40,970	88,210
OPERATING INCOME (LOSS)	29,806	70,329	84,440	124,971
Equity in earnings (loss) of unconsolidated entity	—	(80)	—	(214)
Interest income	1,494	2,660	4,901	4,528
Other income (expense)	—	—	(1,250)	—
Interest expense and amortization of discounts and loan costs	(25,188)	(27,911)	(75,376)	(81,687)
Write-off of loan costs and exit fees	(366)	(5,292)	(1,833)	(6,095)
Gain (loss) on extinguishment of debt	(1,553)	—	(1,553)	(22)
Realized and unrealized gain (loss) on derivatives	(118)	(735)	(301)	523
INCOME (LOSS) BEFORE INCOME TAXES	4,075	38,971	9,028	42,004
Income tax (expense) benefit	648	864	(474)	(474)
NET INCOME (LOSS)	4,723	39,835	8,554	41,530
(Income) loss attributable to noncontrolling interest in consolidated entities	412	(27,363)	361	(26,317)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	607	124	2,358	1,747
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,742	12,596	11,273	16,960
Preferred dividends	(8,667)	(9,857)	(26,928)	(30,593)
Deemed dividends on preferred stock	(5,251)	(4,151)	(11,086)	(6,175)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,176)	$(1,412)	$(26,741)	$(19,808)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.12)	$(0.02)	$(0.40)	$(0.30)
Weighted average common shares outstanding – basic	68,219	66,522	67,419	66,493
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.12)	$(0.02)	$(0.40)	$(0.30)
Weighted average common shares outstanding – diluted	68,219	66,522	67,419	66,493
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$4,723	$39,835	$8,554	$41,530
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	143	(786)	742	(786)
Total other comprehensive income (loss)	143	(786)	742	(786)
TOTAL COMPREHENSIVE INCOME (LOSS)	4,866	39,049	9,296	40,744
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	412	(27,363)	361	(26,317)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	597	187	2,298	1,810
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$5,875	$11,873	$11,955	$16,237
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	1,600	$16	68,219	$682	$727,002	$(502,437)	$(135)	$(3,321)	$221,807	3,078	$65,426	13,391	$320,585	1,420	$35,524	$17,994
Purchase of common stock	—	—	—	—	(26)	—	—	—	(26)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	51	—	—	—	51	—	—	—	—	—	—	24
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	27	686	3	41	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,430)	—	—	(3,430)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(6,041)	—	—	(6,041)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(743)	—	—	(743)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(168)	(168)	—	—	—	—	—	—	(271)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)
Net income (loss)	—	—	—	—	—	5,742	—	(412)	5,330	—	—	—	—	—	—	(607)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	133	—	133	—	—	—	—	—	—	10
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(720)	(17,975)	(18)	(438)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(5,251)	—	—	(5,251)	—	—	—	5,251	—	—	—
Redemption value adjustment	—	—	—	—	—	(1,794)	—	—	(1,794)	—	—	—	—	—	—	1,794
Balance at September 30, 2025	1,600	$16	68,219	$682	$727,027	$(515,837)	$(2)	$(3,901)	$207,985	3,078	$65,426	12,698	$308,547	1,405	$35,127	$18,942

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	1,600	$16	66,522	$665	$718,901	$(437,302)	$—	$(9,980)	272,300	3,078	$65,426	16,142	$374,847	1,623	$40,569	$31,579
Equity-based compensation	—	—	—	—	209	—	—	—	209	—	—	—	—	—	—	218
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	32	809	1	34	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,348)	—	—	(3,348)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,059)	—	—	(1,059)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47 /share)	—	—	—	—	—	(7,137)	—	—	(7,137)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53 /share)	—	—	—	—	—	(836)	—	—	(836)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,961	2,961	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,322)	(23,322)	—	—	—	—	—	—	(369)
Net income (loss)	—	—	—	—	—	12,596	—	27,363	39,959	—	—	—	—	—	—	(124)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(723)	—	(723)	—	—	—	—	—	—	(63)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(24,629)	(28)	(696)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,151)	—	—	(4,151)	—	—	—	4,151	—	—	—
Redemption value adjustment	—	—	—	—	—	(95)	—	—	(95)	—	—	—	—	—	—	95
Balance at September 30, 2024	$1,600	$16	$66,522	$665	$719,110	$(442,157)	$(723)	$(2,978)	$273,933	3,078	$65,426	15,138	$355,178	1,596	$39,907	$31,336

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
Purchase of common stock	—	—	(312)	(2)	(776)	—	—	—	(778)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(17)	—	—	—	(17)	—	—	—	—	—	—	(3)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	88	2,209	5	120	—
Issuance of restricted shares/units	—	—	1	—	4	—	—	—	4	—	—	—	—	—	—	498
Dividends declared – common stock ($0.15 /share)	—	—	—	—	—	(10,232)	—	—	(10,232)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.02/share)	—	—	—	—	—	(3,174)	—	—	(3,174)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.56/share)	—	—	—	—	—	(2,475)	—	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.41/share)	—	—	—	—	—	(19,011)	—	—	(19,011)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.58/share)	—	—	—	—	—	(2,268)	—	—	(2,268)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,293)	(2,293)	—	—	—	—	—	—	(886)
Redemption/conversion of operating partnership units	—	—	1,922	19	9,280	—	—	—	9,299	—	—	—	—	—	—	(9,299)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(94)
Net income (loss)	—	—	—	—	—	11,273	—	(361)	10,912	—	—	—	—	—	—	(2,358)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(2,301)	(57,250)	(77)	(1,909)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	682	—	682	—	—	—	—	—	—	60
Redemption value adjustment – preferred stock	—	—	—	—	—	(11,086)	—	—	(11,086)	—	—	—	11,086	—	—	—
Redemption value adjustment	—	—	—	—	—	(1,060)	—	—	(1,060)	—	—	—	—	—	—	1,060
Balance at September 30, 2025	1,600	$16	68,219	$682	$727,027	$(515,837)	$(2)	$(3,901)	$207,985	3,078	$65,426	12,698	$308,547	1,405	$35,127	$18,942

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$—	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	977	—	—	—	977	—	—	—	—	—	—	1,712
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	97	2,446	4	105	—
Issuance of restricted shares/units	—	—	57	1	2	—	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.15/share)	—		—	—	—	(10,040)	—	—	(10,040)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.02/share)	—	—	—	—	—	(3,175)	—	—	(3,175)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.56/share)	—	—	—	—	—	(2,475)	—	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.41/share)	—	—	—	—	—	(22,307)	—	—	(22,307)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.57/share)	—	—	—	—	—	(2,636)	—	—	(2,636)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,961	2,961	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,322)	(23,322)	—	—	—	—	—	—	(1,103)
Net income (loss)	—	—	—	—	—	16,960	—	26,317	43,277	—	—	—	—	—	—	(1,747)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,275)	(30,281)	(241)	(6,018)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(723)	—	(723)			—	—	—	—	(63)
Redemption value adjustment – preferred stock	—	—	—	—	—	(6,175)	—	—	(6,175)	—	—	—	5,978	—	197	—
Redemption value adjustment	—	—	—	—	—	(110)	—	—	(110)	—	—	—	—	—	—	110
Balance at September 30, 2024	1,600	$16	66,522	$665	719,110	$(442,157)	$(723)	$(2,978)	$273,933	3,078	$65,426	$15,138	$355,178	$1,596	$39,907	$31,336
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,554	$41,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,919	75,192
Recognition of deferred income	(510)	—
Equity-based compensation	(20)	2,689
Bad debt expense	159	351
(Gain) loss on extinguishment of debt	1,553	22
Amortization of loan costs, discounts and capitalized default interest	8,033	4,885
Write-off of loan costs and exit fees	1,833	6,095
Amortization of intangibles	321	346
Amortization of non-refundable membership initiation fees	(1,964)	(1,606)
Interest expense accretion on refundable membership club deposits	421	275
Realized (gain) loss on sale of securities	1,250	—
(Gain) loss on disposition of assets and hotel property	(40,970)	(88,210)
Realized and unrealized (gain) loss on derivatives	301	(523)
Non-cash interest income	(464)	(67)
Equity in (earnings) loss of unconsolidated entity	—	214
Deferred income tax expense (benefit)	(56)	8
Changes in operating assets and liabilities, exclusive of disposition of assets and hotel properties:
Accounts receivable and inventories	(5,996)	6,620
Prepaid expenses and other assets	(577)	978
Deposit paid to Ashford Inc.	(17,000)	—
Accounts payable and accrued expenses	6,160	6,828
Operating lease right-of-use assets	172	359
Due to/from related parties, net	(724)	(587)
Due to/from third-party hotel managers	(1,273)	(2,215)
Due to/from Ashford Inc.	(1,757)	4,995
Operating lease liabilities	23	(161)
Other liabilities	5,047	2,147
Net cash provided by (used in) operating activities	32,435	60,165

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	3,486	13
Issuance of note receivable	—	(5,788)
Proceeds from sale of investment in securities	23,750	—
Acquisition of land	(5,509)	—
Net proceeds from sale of hotel properties	139,326	155,629
Purchase of securities	—	(42,279)
Investment in unconsolidated entity	—	(79)
Improvements and additions to hotel properties	(54,552)	(54,825)
Net cash provided by (used in) investing activities	106,501	52,671

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	403,000	234,000
Repayments of indebtedness	(453,550)	(184,100)
Payments of loan costs and exit fees	(11,501)	(15,356)
Payments for derivatives	(658)	(1,344)
Proceeds from derivatives	611	4,386
Purchase of common stock	(778)	(369)
Payments for dividends and distributions	(35,917)	(39,037)
Contributions from noncontrolling interest in consolidated entities	306	2,961

	Nine Months Ended September 30,
	2025	2024

Redemption of operating partnership units	(94)	—
Distributions to noncontrolling interest in consolidated entities	(2,293)	(27,045)
Redemption of preferred stock	(59,159)	(36,299)
Net cash provided by (used in) financing activities	(160,033)	(62,203)
Net change in cash, cash equivalents and restricted cash	(21,097)	50,633
Cash, cash equivalents and restricted cash at beginning of period	185,057	166,503
Cash, cash equivalents and restricted cash at end of period	$163,960	$217,136

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$66,794	$77,178
Income taxes paid (refunded)	615	352

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,553	$9,271
Assumption of debt in acquisition of land	5,360	—
Capital expenditures accrued but not paid	11,818	12,541
Non-cash preferred stock dividends	2,329	2,551
Unsettled proceeds from derivatives	51	197
Non-cash common stock/unit dividends	502	35
Non-cash redemption of common units	9,284	—
Non-cash consideration for acquisition of land	1,814	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$135,465	$85,599
Restricted cash at beginning of period	49,592	80,904
Cash, cash equivalents and restricted cash at beginning of period	$185,057	$166,503

Cash and cash equivalents at end of period	$116,278	$168,675
Restricted cash at end of period	47,682	48,461
Cash, cash equivalents and restricted cash at end of period	$163,960	$217,136
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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages five of our 14 hotel properties as of September 30, 2025. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2025, own 14 hotel properties in six states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 13 wholly-owned hotel properties and one hotel property that is owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,438 total rooms, or 3,298 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of September 30, 2025, 13 of our 14 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2025, 12 of the 14 hotel properties were leased by Braemar’s wholly-owned TRS and the one hotel property majority-owned through a consolidated partnership was leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation as of September 30, 2025. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
•On July 17, 2024, we sold the Hilton La Jolla Torrey Pines. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
•On August 7, 2025, we sold the Marriott Seattle Waterfront. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended September 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$25,809	$8,932	$4,300	$39,041
Puerto Rico	1	8,183	3,887	2,155	14,225
Arizona	1	4,336	3,547	1,513	9,396
Colorado	1	2,916	4,487	2,035	9,438
Florida	2	9,734	5,144	6,446	21,324
Illinois	1	8,941	1,895	751	11,587
Pennsylvania	1	6,050	1,309	750	8,109
Washington, D.C.	1	8,632	4,456	974	14,062
USVI	1	6,117	2,267	1,857	10,241
Sold hotel property	1	4,983	713	437	6,133
Total	15	$85,701	$36,637	$21,218	$143,556

	Three Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$23,366	$7,041	$4,138	$34,545
Puerto Rico	1	6,764	3,303	2,157	12,224
Arizona	1	3,472	2,625	1,820	7,917
Colorado	1	3,591	3,876	2,147	9,614
Florida	2	9,844	4,822	5,586	20,252
Illinois	1	9,037	1,972	662	11,671
Pennsylvania	1	7,334	1,539	378	9,251
Washington, D.C.	1	9,712	3,595	949	14,256
USVI	1	6,709	4,071	1,956	12,736
Sold hotel properties	2	12,598	1,937	1,397	15,932
Total	16	$92,427	$34,781	$21,190	$148,398

	Nine Months Ended September 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$75,460	$23,797	$12,448	$111,705
Puerto Rico	1	40,245	14,132	8,338	62,715
Arizona	1	28,382	19,615	6,565	54,562
Colorado	1	18,210	11,212	6,934	36,356
Florida	2	45,318	25,929	21,911	93,158
Illinois	1	20,587	5,123	1,815	27,525
Pennsylvania	1	20,085	4,678	1,984	26,747
Washington, D.C.	1	32,255	14,206	3,353	49,814
USVI	1	32,632	12,077	7,394	52,103
Sold hotel property	1	18,443	3,227	2,098	23,768
Total	15	$331,617	$133,996	$72,840	$538,453

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$70,756	$18,892	$11,947	$101,595
Puerto Rico	1	35,690	12,528	7,961	56,179
Arizona	1	26,320	16,775	6,748	49,843
Colorado	1	18,684	11,297	7,610	37,591
Florida	2	46,816	24,115	19,095	90,026
Illinois	1	20,758	5,256	1,732	27,746
Pennsylvania	1	20,472	4,446	995	25,913
Washington, D.C.	1	32,355	14,580	2,744	49,679
USVI	1	35,385	15,053	7,600	58,038
Sold hotel properties	2	39,970	12,949	5,535	58,454
Total	16	$347,206	$135,891	$71,967	$555,064
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$611,638	$630,842
Buildings and improvements	1,308,151	1,430,096
Furniture, fixtures and equipment	170,448	158,470
Construction in progress	23,146	20,420
Residences	12,746	12,746
Total cost	2,126,129	2,252,574
Accumulated depreciation	(447,087)	(473,888)
Investments in hotel properties, net	$1,679,042	$1,778,686
Impairment Charges
During the three and nine months ended September 30, 2025 and 2024, no impairment charges were recorded.
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
5. Hotel Dispositions
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
On August 7, 2025, the Company sold the Marriott Seattle Waterfront for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.0 million for the three and nine months ended September 30, 2025, and is included in “gain (loss) on disposition of assets and hotel property” in our condensed consolidated statements of operations.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively. The following table includes the condensed consolidated financial information from the disposed hotel properties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total hotel revenue	$6,133	$15,932	$23,768	$58,454
Total hotel operating expenses	(3,148)	(8,828)	(13,673)	(34,310)
Property taxes, insurance and other	(247)	(724)	(1,253)	(3,410)
Depreciation and amortization	(672)	(2,791)	(4,119)	(8,430)
Gain (loss) on disposition of assets and hotel property	41,043	88,160	41,043	88,160
Operating income (loss)	43,109	91,749	45,766	100,464
Interest income	—	55	—	265
Interest expense and amortization of loan costs	(645)	(2,183)	(3,879)	(9,427)
Write-off of loan costs and exit fees	—	—	(141)	(104)
Gain (loss) on extinguishment of debt	(1,553)	—	(1,553)	—
Income (loss) before income taxes	40,911	89,621	40,193	91,198
Income from consolidated entities attributable to noncontrolling interests	—	(26,296)	—	(28,024)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,827)	(5,098)	(2,748)	(5,093)
Income (loss) before income taxes attributable to the Company	$38,084	$58,227	$37,445	$58,081
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (11)	Interest Rate	September 30, 2025	December 31, 2024

Mortgage loan (2) (3)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	$—	$293,180
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	Park Hyatt Beaver Creek Resort & Spa	February 2026	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (3)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	—	62,000
Term Loan (5)	Land	March 2026	March 2026	WSJ Prime Rate	5,360	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
Mortgage loan (6)	The Ritz-Carlton Lake Tahoe	July 2026	July 2026	SOFR (1) + 3.25%	43,413	53,413
Mortgage loan (7)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	407,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (8)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
Mortgage loan (3) (9)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.57%	274,630	—
	The Clancy
	Sofitel Chicago Magnificent Mile
	The Ritz-Carlton Reserve Dorado Beach
Mortgage loan (10)	Four Seasons Resort Scottsdale	August 2028	August 2030	SOFR (1) + 3.00%	180,000	140,000
					1,177,753	1,222,943
Deferred loan costs, net					(12,631)	(11,985)
Premiums/(discounts), net					(451)	(940)
Indebtedness, net					$1,164,671	$1,210,018
__________________
(1)SOFR rates were 4.13% and 4.33% at September 30, 2025 and December 31, 2024, respectively.
(2)This mortgage loan had five one-year extension options, subject to satisfaction of certain conditions, of which the fifth was exercised in June 2024.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(3)On March 7, 2025, we refinanced two mortgage loans into a new $363.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 2.57%, has a two-year initial term, and has three one-year extension options, subject to the satisfaction of certain conditions.
(4)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in February 2025.
(5)On April 4, 2025, we assumed a $5.4 million term loan secured by an eight acre parcel of land. The assumed term loan is interest only, bears interest at WSJ Prime Rate, and matures in March 2026. This term loan has a floor of 4.99%. See note 4.
(6)On January 14, 2025, we amended this mortgage loan. Terms of the amendment included a $10.0 million principal pay-down, current maturity date extension to July 2025, interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions. On July 25, 2025, we amended this mortgage loan. Terms of the amendment extended the maturity date to July 2026.
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. Braemar holds a tranche of Commercial Mortgage-Backed Securities (“CMBS”), which is secured by the five hotel properties that serve as collateral for the new mortgage loan and has a par value of $17.2 million and $42.2 million at September 30, 2025, and December 31, 2024, respectively, and a rate of SOFR + 5.20%. The CMBS is reported as “investment in securities” on the condensed consolidated balance sheet.
(8)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(9)On August 7, 2025, this mortgage loan was paid down $88.4 million in conjunction with the sale of the Marriott Seattle Waterfront. See note 5.
(10)On August 15, 2025, we amended this mortgage loan. Terms of the amendment included increasing the principal balance to $180.0 million, reducing the interest rate to SOFR +3.00%, extending the maturity to August 2028, and adding two, one-year extension options, subject to the satisfaction of certain conditions.
(11)The final maturity date assumes all available extension options will be exercised.
Convertible Senior Notes
For the three and nine months ended September 30, 2025, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively.
For the three and nine months ended September 30, 2025, the Company recorded discount amortization of $165,000 and $489,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026. For the three and nine months ended September 30, 2024, the Company recorded discount amortization of $157,000 and $463,000 respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
The convertible senior notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company. As of September 30, 2025, the conversion rate is 195.8127 shares per $1,000 principal amount of notes.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2025, we were in compliance with all covenants.
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
As of September 30, 2025, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	September 30, 2025	December 31, 2024
Note receivable	SOFR + 3.00%	$8,747	$8,283
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2025	2024	2025	2024
Interest income	$157	$67	$464	$67
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and nine months ended September 30, 2025.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.129% to 3.087% for the remaining term of our

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025
Assets
CMBS	$—	$17,277	$—	$17,277	(1)
Derivative assets:
Interest rate derivatives - caps	—	164	—	164	(2)
Total	$—	$17,441	$—	$17,441

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Assets
CMBS	$—	$41,535	$—	$41,535	(1)
Derivative assets:
Interest rate derivatives - caps	—	356	—	356	(2)
Total	$—	$41,891	$—	$41,891
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Assets
Derivative assets:
Interest rate derivatives - caps	$(118)		$(735)		$(301)		$511
Total derivative assets	$(118)		$(735)		$(301)		$511

Non-derivative assets:
Investment in securities	$—		$—		$(1,250)		$—
Total	$(118)		$(735)		$(1,551)		$511
Liabilities
Derivative liabilities:
Warrants	$—		$—		$—		$12
Net	$(118)		$(735)		$(1,551)		$523

Total combined
Interest rate derivatives - caps	$(299)		$(1,746)		$(850)		$(3,710)
Warrants	—		—		—		12
Unrealized gain (loss) on derivatives	(299)	(1)	(1,746)	(1)	(850)	(1)	(3,698)	(1)
Realized gain (loss) on interest rate caps	181	(1) (2)	1,011	(1) (2)	549	(1) (2)	4,221	(1) (2)
Realized gain (loss) on investment in securities	—		—		(1,250)	(3)	—
Net	$(118)		$(735)		$(1,551)		$523
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our condensed consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
(3)Reported in “other income (expense)” in our condensed consolidated statements of operations.
The amortized cost of the CMBS at September 30, 2025 and December 31, 2024, was $17.3 million and $42.3 million, respectively. The unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the three and nine months ended September 30, 2025 was $143,000 and $742,000, respectively.
During the nine months ended September 30, 2025, the Company sold a portion of the CMBS with a par value of $25 million resulting in a realized loss of approximately $1.3 million included in “other income (expense)” on the condensed consolidated statements of operations. As a result of the sale, $68,000 of unrealized gain was reclassified to realized loss during the nine months ended September 30, 2025. There was no unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the three months ended September 30, 2025. There was no unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the three and nine months ended September 30, 2024.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investment in securities	$17,277	$17,277	$41,535	$41,535
Derivative assets	164	164	356	356
Financial assets not measured at fair value:
Cash and cash equivalents	$116,278	$116,278	$135,465	$135,465
Restricted cash	47,682	47,682	49,592	49,592
Accounts receivable, net	32,819	32,819	31,754	31,754
Note receivable	8,747	8,747	8,283	8,283
Due from third-party hotel managers	23,129	23,129	22,873	22,873
Financial liabilities not measured at fair value:
Indebtedness	$1,177,302	$1,177,753	$1,222,003	$1,207,420
Accounts payable and accrued expenses	150,127	150,127	143,566	143,566
Dividends and distributions payable	8,553	8,553	9,255	9,255
Due to Ashford Inc., net	2,638	2,638	4,267	4,267
Due to related parties, net	331	331	1,055	1,055
Due to third-party hotel managers	1,775	1,775	1,476	1,476
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
Indebtedness, net. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 100.0% of the carrying value of $1.2 billion as of September 30, 2025, and approximately 98.8% of the carrying value of $1.2 billion as of December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$5,742	$12,596	$11,273	$16,960
Less: dividends on preferred stock	(8,667)	(9,857)	(26,928)	(30,593)
Less: deemed dividends on preferred stock	(5,251)	(4,151)	(11,086)	(6,175)
Less: dividends on common stock	(3,410)	(3,326)	(10,174)	(9,977)
Less: dividends on unvested performance stock units	(20)	(22)	(58)	(63)
Undistributed net income (loss) allocated to common stockholders	(11,606)	(4,760)	(36,973)	(29,848)
Add back: dividends on common stock	3,410	3,326	10,174	9,977
Distributed and undistributed net income (loss) - basic and diluted	$(8,196)	$(1,434)	$(26,799)	$(19,871)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	68,219	66,522	67,419	66,493

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.12)	$(0.02)	$(0.40)	$(0.30)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	20	22	$58	$64
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(607)	(124)	(2,358)	(1,747)
Dividends on preferred stock - Series B	1,058	1,059	3,174	3,175
Interest expense on Convertible Senior Notes	1,135	1,127	3,399	3,374
Dividends on preferred stock - Series E (inclusive of deemed dividends)	11,292	11,288	30,097	28,285
Dividends on preferred stock - Series M (inclusive of deemed dividends)	743	836	2,268	2,833
Total	$13,641	$14,208	$36,638	$35,984
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	63	50	77	34
Effect of assumed conversion of operating partnership units	5,092	6,558	6,057	6,275
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	16,889	15,706	16,581	14,927
Effect of assumed conversion of preferred stock - Series E	116,179	117,946	126,870	160,729
Effect of assumed conversion of preferred stock - Series M	12,633	12,241	13,417	17,226
Total	154,972	156,617	167,118	203,307
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
The compensation committee of our board of directors may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period. As of September 30, 2025, there are 353,000 unvested Performance LTIP units.
As of September 30, 2025, there are approximately 429,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 353,000 Performance LTIP units issued in March 2023, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2025	December 31, 2024
Redeemable noncontrolling interests in Braemar OP (in thousands)	$18,942	$29,964
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$2,330	$1,324
Ownership percentage of operating partnership	6.91%	8.05%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$607	$124	$2,358	$1,747
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$271	$369	886	1,103
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed/exchanged for common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Units redeemed/exchanged	—	—	1,922	$—
Fair value of common units redeemed (1)	$—	$—	$4,897	—
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units for the nine months ended September 30, 2025 was $9.3 million.
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Units redeemed	1	—	36	—
Fair value of common units redeemed	$2	$—	$94	$—
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock dividends declared	$3,430	$3,348	$10,232	$10,040
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of September 30, 2025, the Company has not repurchased any common stock pursuant to this program.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series D Cumulative Preferred Stock	$825	$825	$2,475	$2,475

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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series B Convertible Preferred Stock	$1,058	$1,059	$3,174	$3,175
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	September 30, 2025	December 31, 2024
Series E Preferred Stock	$308,547	$352,502
Cumulative adjustments to Series E Preferred Stock (1)	$33,184	$22,098
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series E Preferred Stock	$6,041	$7,137	$19,011	$22,307
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series E Preferred Stock shares redeemed	720	1,036	2,301	1,275
Redemption amount, net of redemption fees	$17,975	$24,629	$57,250	$30,281
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	September 30, 2025	December 31, 2024
Series M Preferred Stock	$35,127	$36,916
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series M Preferred Stock	$743	$836	$2,268	$2,636
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series M Preferred Stock shares redeemed	18	28	77	241
Redemption amount, net of redemption fees	$438	$696	$1,909	$6,018

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$3,539	$3,505	$10,592	$10,168
Reimbursable expenses (1)	3,825	3,231	10,403	8,457
Equity-based compensation (2)	75	427	(24)	2,418
Incentive fee	476	1,464	746	2,112
Total	$7,915	$8,627	$21,717	$23,155
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
On August 26, 2025, Braemar entered into an agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement is $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. have agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees. Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment will be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company does not occur before July 1, 2028. The $17.0 million payment is presented in “deposit paid to Ashford Inc.” on the condensed consolidated balance sheet.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services.
For the three and nine months ended September 30, 2025, we incurred fees from Lismore or its subsidiaries of $0 and $1.7 million, respectively. For the three and nine months ended September 30, 2024, we incurred fees from Lismore or its subsidiaries of $1.8 million and $2.9 million, respectively.
Ashford Securities
The Company, Ashford Trust, and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of September 30, 2025 and December 31, 2024, Braemar has funded approximately $12.9 million and has a pre-funded balance of $797,000 that is included in “other assets” on the condensed consolidated balance sheet. During the first quarter of 2024, there was a true-up of the funding requirement based on the aggregate capital raised that resulted in a credit to expense of $5.6 million for the nine months ended September 30, 2024.
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
Hotel Management Services
As of September 30, 2025, Remington Hospitality managed five of our 14 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs, including the hotel manager's payroll and related costs.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Investment in OpenKey
OpenKey, Inc. (“OpenKey”) is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms.
As of September 30, 2025 and December 31, 2024, the Company had made equity investments in OpenKey totaling $2.9 million resulting in an ownership interest of 7.9% accounted for under the equity method of accounting. During the fourth quarter of 2024, we determined that the estimated fair value of the investment in OpenKey was less than our carrying amount and fully impaired our investment as of December 31, 2024.
The Company also entered into a loan funding agreement with Ashford Inc. and OpenKey. The loan bears interest at an annual rate of 15%. During the fourth quarter of 2024, we determined that the full amount of the note receivable was not collectible, the note receivable was impaired and the recognition of interest income ceased. As of September 30, 2025 and December 31, 2024, the carrying amount of the loan was $145,000 included in “investment of unconsolidated entity” on our condensed consolidated balance sheets.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have two hotel properties that operate under franchise agreements. The Cameo Beverly Hills franchise agreement has a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement, we will pay: (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year four; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of September 30, 2025, we are currently paying 3% of gross revenues for the Cameo Beverly Hills.
Under the franchise agreement for the Sofitel Chicago Magnificent Mile, we pay franchisor royalty fees of 4.4% of gross rooms revenue. Additionally, we pay a marketing fee of 1.5% of gross rooms revenue. This franchise agreement expires in 2041, with extension options.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2025	2024	2025	2024
Other hotel expenses	$416	$84	$939	$258
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2025, we pay a monthly hotel management fee equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, 2.3% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. As of September 30, 2025, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, to which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of September 30, 2025. A hearing on a motion for preliminary approval of the settlement was held on October 27, 2025. The Court issued a tentative ruling granting the motion for preliminary approval of settlement and scheduled a hearing for final approval on April 20, 2026.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to court approval. As of September 30, 2025, the estimated settlement liability amount has been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. Final court approval was received on September 3, 2025.
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
16. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments; (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services: (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
individuals, groups, leisure, and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of September 30, 2025 and December 31, 2024, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rooms	$85,701	$92,427	$331,617	$347,206
Food and beverage	36,637	34,781	133,996	135,891
Other hotel revenue	21,218	21,190	72,840	71,967
Total hotel revenue	$143,556	$148,398	$538,453	$555,064
EXPENSES
Hotel expenses:
Rooms	$24,728	$25,548	$80,232	$81,288
Food and beverage	30,685	31,998	106,662	109,379
Direct expenses	7,236	7,263	24,903	25,002
Indirect expenses:
Property, general and administration	14,364	14,873	45,228	47,120
Sales and marketing	11,138	11,639	36,868	37,644
Information and telecommunications systems	1,969	2,141	5,928	6,261
Repairs and maintenance	7,802	7,494	23,627	23,062
Energy	6,148	6,093	17,899	17,838
Lease expense	634	807	1,756	3,463
Ownership expenses	995	690	3,149	2,627
Incentive management fee	(187)	219	5,263	6,430
Management fees	4,337	4,635	16,498	17,372
Property taxes	4,405	5,712	14,358	16,625
Other taxes	331	309	1,098	1,154
Insurance	3,409	3,927	10,888	12,692
Total expenses	117,994	123,348	394,357	407,957
Hotel adjusted EBITDA	$25,562	$25,050	$144,096	$147,107

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hotel adjusted EBITDA	$25,562	$25,050	$144,096	$147,107
Ownership expenses included in other hotel expenses	(1,667)	(81)	(3,966)	(84)
Ownership expenses included in property taxes, insurance and other	(66)	(37)	(224)	(269)
Management fees	(103)	(234)	(393)	(541)
Depreciation and amortization	(23,164)	(25,078)	(69,919)	(75,192)
Advisory services fee	(7,915)	(8,627)	(21,717)	(23,155)
Corporate, general and administrative	(3,811)	(8,874)	(4,407)	(11,105)
Gain (loss) on disposition of assets and hotel properties	40,970	88,210	40,970	88,210
Equity in earnings (loss) of unconsolidated entities	—	(80)	—	(214)
Interest income	1,494	2,660	4,901	4,528
Other income (expense)	—	—	(1,250)	—
Interest expense and amortization of discounts and loan costs	(25,188)	(27,911)	(75,376)	(81,687)
Write-off of loan costs and exit fees	(366)	(5,292)	(1,833)	(6,095)
Gain (loss) on extinguishment of debt	(1,553)	—	(1,553)	(22)
Realized and unrealized gain (loss) on derivatives	(118)	(735)	(301)	523
Income tax (expense) benefit	648	864	(474)	(474)
Net income (loss)	$4,723	$39,835	$8,554	$41,530
17. Subsequent Event
On November 6, 2025, we sold The Clancy pursuant to an Agreement of Purchase and Sale, entered into effective October 6, 2025, for $115.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property. The net carrying value of the land, building and furniture, fixtures and equipment was approximately $66.9 million as of September 30, 2025.

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2025, we owned interests in 14 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,438 total rooms, or 3,298 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 13 of our hotel properties directly and one hotel property through an investment in a majority-owned consolidated entity.
We are advised by Ashford Hospitality Advisors LLC through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of September 30, 2025, Remington Hospitality, a subsidiary of Ashford Inc., managed five of our 14 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman of our board of directors and chairman and chief executive officer of Ashford Inc. and his father, Mr. Archie Bennett, Jr. (together, the “Bennetts”), as of September 30, 2025, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,491,456 shares of Ashford Inc. common stock, which if converted as of September 30, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.4%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of September 30, 2025, those rights represented approximately 565,000 common shares.

As of September 30, 2025, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 2,825,398 shares of our common stock (including common units, LTIP and performance LTIP units), which represented an approximate 3.8% ownership in the Company.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The tax provisions in the OBBBA did not have a material impact on our consolidated financial statements.
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
On August 15, 2025, the Company refinanced its $140.0 million mortgage loan secured by the Four Seasons Scottsdale which had an interest rate of SOFR + 3.75% and a final maturity date in December 2028. The new non-recourse loan has a balance of $180.0 million and bears interest at a floating rate of SOFR + 3.00%. The new loan has a three-year initial term with two, one-year extension options, subject to the satisfaction of certain conditions.
On August 25, 2025, Braemar, Ashford Trust, and Ashford Inc. (collectively, the “Company Group”) entered into a cooperation agreement (the “Agreement”) with Babak “Bob” Ghassemieh and certain related parties of Mr. Ghassemieh (together with the other signatories other than the Company Group, the “Ghassemieh Group”).
Pursuant to the Agreement, the Company appointed Mr. Ghassemieh to the Company’s board of directors (the “Board”) and the Ghassemieh Group agreed to withdraw the notice delivered to the Company on June 2, 2025, purporting to nominate director candidates to the Board. In addition, the Company agreed to nominate Mr. Ghassemieh or a Replacement Director (as defined below) for election at the Company’s 2025 and 2026 annual stockholder meetings.
The Agreement provides the Ghassemieh Group rights to a replacement director (a “Replacement Director”) selected by the Board from a specified list of individuals in the event that Mr. Ghassemieh ceases to serve as a director under certain circumstances. These replacement rights fall away if the Ghassemieh Group ceases to hold the Minimum Ownership Threshold (as defined below). Additionally, pursuant to the terms of the Agreement, Mr. Ghassemieh and, if applicable, any Replacement Director, will be required to deliver to the Company an irrevocable resignation letter pursuant to which he or she will resign from the Board and all applicable committees thereof effective immediately if the Ghassemieh Group (i) ceases to hold at least the lesser of 3% of the Company’s then-outstanding common stock and 2,046,583 shares of the Company’s common stock (such lesser amount, the “Minimum Ownership Threshold”) or (ii) if a member of the Ghassemieh Group or certain related parties breach the Agreement or the Company’s policies (subject to cure).
Pursuant to the Agreement, the Ghassemieh Group has agreed to abide by certain standstill restrictions, voting commitments (subject to exceptions for certain extraordinary transactions) and other provisions with respect to the members of the Company Group, including a mutual non-disparagement provision, each of which will remain in effect until the later of (i) the date of the Company’s 2026 Annual Meeting of Stockholders and (ii) the date that is three months after the last day that Mr. Ghassemieh (or a Replacement Director) is a member of the Board.
On August 26, 2025, Braemar entered into an agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement is $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. have agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees. Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment will be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company does not occur before July 1, 2028.
On November 6, 2025, we sold The Clancy pursuant to an Agreement of Purchase and Sale, entered into effective October 6, 2025, for $115.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended September 30, 2025 and 2024 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$85,701	$92,427	$(6,726)	(7.3)%
Food and beverage	36,637	34,781	1,856	5.3
Other	21,218	21,190	28	0.1
Total revenue	143,556	148,398	(4,842)	(3.3)
Expenses
Hotel operating expenses:
Rooms	24,728	25,548	820	3.2
Food and beverage	30,685	31,998	1,313	4.1
Other expenses	51,766	51,300	(466)	(0.9)
Management fees	4,440	4,869	429	8.8
Total hotel operating expenses	111,619	113,715	2,096	1.8
Property taxes, insurance and other	8,211	9,985	1,774	17.8
Depreciation and amortization	23,164	25,078	1,914	7.6
Advisory services fee	7,915	8,627	712	8.3
Corporate general and administrative	3,811	8,874	5,063	57.1
Total expenses	154,720	166,279	11,559	7.0
Gain (loss) on disposition of assets and hotel properties	40,970	88,210	(47,240)	(53.6)
Operating income (loss)	29,806	70,329	(40,523)	57.6
Equity in earnings (loss) of unconsolidated entity	—	(80)	80	100.0
Interest income	1,494	2,660	(1,166)	(43.8)
Interest expense and amortization of discounts and loan costs	(25,188)	(27,911)	2,723	9.8
Write-off of loan costs and exit fees	(366)	(5,292)	4,926	93.1
Gain (loss) on extinguishment of debt	(1,553)	—	(1,553)
Realized and unrealized gain (loss) on derivatives	(118)	(735)	617	83.9
Income (loss) before income taxes	4,075	38,971	(34,896)	(89.5)
Income tax (expense) benefit	648	864	(216)	(25.0)
Net income (loss)	4,723	39,835	(35,112)	(88.1)
(Income) loss attributable to noncontrolling interest in consolidated entities	412	(27,363)	(27,775)	(101.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	607	124	483	(389.5)
Net income (loss) attributable to the Company	$5,742	$12,596	$(6,854)	(54.4)%

All hotel properties owned for the three months ended September 30, 2025 and 2024 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024
Marriott Seattle Waterfront	Seattle, Washington	Disposition	August 7, 2025
The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Occupancy	65.24%	68.50%
ADR (average daily rate)	$395.60	$376.20
RevPAR (revenue per available room)	$258.10	$257.70
Rooms revenue (in thousands)	$85,701	$92,427
Total hotel revenue (in thousands)	$143,556	$148,398
The following table illustrates the key performance indicators of the 14 hotel properties that were owned for the full three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Occupancy	64.25%	66.34%
ADR (average daily rate)	$394.58	$377.91
RevPAR (revenue per available room)	$253.50	$250.71
Rooms revenue (in thousands)	$80,719	$79,829
Total hotel revenue (in thousands)	$137,424	$132,466
Net Income (Loss) Attributable to the Company. Net income attributable to the Company decreased $6.9 million, from $12.6 million for the three months ended September 30, 2024 (the “2024 quarter”) to $5.7 million for the three months ended September 30, 2025 (the “2025 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $6.7 million, or 7.3%, to $85.7 million during the 2025 quarter compared to the 2024 quarter primarily due to the sales of Marriott Seattle in August 2025 and Hilton La Jolla Torrey Pines in July 2024. During the 2025 quarter, our 14 comparable hotel properties experienced a 209 basis point decrease in occupancy and a 4.4% increase in room rates.

Fluctuations in rooms revenue between the 2025 quarter and the 2024 quarter are a result of the changes in occupancy and ADR between the 2025 quarter and the 2024 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(1,080)	(688)	(2.8)%
The Notary Hotel	(1,284)	(862)	(6.0)%
The Clancy	1,596	632	11.6%
Sofitel Chicago Magnificent Mile	(97)	(270)	2.3%
Pier House Resort & Spa	81	461	(4.6)%
The Ritz-Carlton St. Thomas (2)	(592)	(890)	8.6%
Park Hyatt Beaver Creek Resort & Spa (1)	(676)	(1,302)	4.4%
Hotel Yountville (1)	(159)	(395)	0.9%
The Ritz-Carlton Sarasota	(191)	144	(5.7)%
Bardessono Hotel and Spa	169	522	(3.2)%
The Ritz-Carlton Lake Tahoe (2)	1,361	1,191	2.0%
Cameo Beverly Hills (1)	(523)	(1,503)	0.4%
The Ritz-Carlton Reserve Dorado Beach	1,419	745	5.2%
Four Seasons Resort Scottsdale	865	783	2.0%
Total	$889	(209)	4.4%
Non Comparable
Hilton La Jolla Torrey Pines	(1,374)	n/a	n/a
Marriott Seattle Waterfront	(6,241)	270	7.2%
Total
________
(1)This hotel was under renovation during the 2025 quarter.
(2)This hotel was under renovation during the 2024 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $1.9 million, or 5.3%, to $36.6 million during the 2025 quarter compared to the 2024 quarter. This increase is attributable to an aggregate increase of $5.4 million at nine comparable hotel properties, partially offset by a decrease of $2.3 million at The Ritz-Carlton St. Thomas, The Notary Hotel, Cameo Beverly Hills, Sofitel Chicago Magnificent Mile and Hotel Yountville and a decrease of $1.2 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $28,000, or 0.1%, to $21.2 million during the 2025 quarter compared to the 2024 quarter. This increase is attributable to an aggregate increase of $1.9 million at seven comparable hotel properties, partially offset by a decrease of $959,000 due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and a decrease of $868,000 at Four Seasons Resort Scottsdale, Cameo Beverly Hills, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton St. Thomas, The Clancy, Hotel Yountville and The Ritz-Carlton Reserve Dorado Beach.
Rooms Expense. Rooms expense decreased $820,000, or 3.2%, to $24.7 million in the 2025 quarter compared to the 2024 quarter. This decrease is primarily attributable to an aggregate decrease of $1.4 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of $789,000 at five comparable hotel properties. These decreases are partially offset by an aggregate increase of $1.4 million at The Ritz-Carlton Reserve Dorado Beach, The Clancy, The Ritz-Carlton Lake Tahoe, Four Seasons Resort Scottsdale, The Ritz-Carlton Sarasota, Capital Hilton, Bardessono Hotel and Spa, Hotel Yountville and Cameo Beverly Hills.
Food and Beverage Expense. Food and beverage expense decreased $1.3 million, or 4.1%, to $30.7 million during the 2025 quarter compared to the 2024 quarter. This decrease is attributable to an aggregate decrease of $2.1 million at five comparable hotel properties and a decrease of $1.1 million from the two disposed hotel properties, partially offset by an aggregate increase of $1.9 million at The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Capital Hilton, Park Hyatt Beaver Creek Resort & Spa, Hotel Yountville, The Notary Hotel, Pier House Resort & Spa and Sofitel Chicago Magnificent Mile.

Other Operating Expenses. Other operating expenses increased $466,000, or 0.9%, to $51.8 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $493,000 in indirect expenses and incentive management fees and a decrease of $27,000 in direct expenses in the 2025 quarter as compared to the 2024 quarter. Direct expenses were 5.0% of total hotel revenue in the 2025 quarter and 4.9% in the 2024 quarter.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $1.2 million comprising an aggregate increase of $2.0 million at our 14 comparable hotel properties partially offset by a decrease of $778,000 from the two disposed hotel properties; (ii) repairs and maintenance of $314,000 comprising an aggregate increase of $622,000 at our 14 comparable hotel properties partially offset by a decrease of $308,000 from the two disposed hotel properties; and (iii) energy costs of $55,000 comprising an aggregate increase of $297,000 at our 14 comparable hotel properties, partially offset by a decrease of $242,000 from the two disposed hotel properties. These increases were partially offset by decreases in: (i) marketing costs of $502,000 comprising a decrease of $786,000 from the two disposed hotel properties partially offset by an aggregate increase of $284,000 at our 14 comparable hotel properties; (ii) incentive management fees of $406,000 comprising an aggregate decrease of $46,000 at our 14 comparable hotel properties and a decrease of $360,000 from the two disposed hotel properties; and (iii) lease expense of $176,000 comprising a decrease of $176,000 from the two disposed hotel properties.
The decrease in direct expenses is associated with lower direct expenses of approximately $292,000 at six comparable hotel properties and a decrease of $92,000 from the two disposed hotel properties. These decreases were partially offset by an aggregate increase of approximately $357,000 at The Ritz-Carlton Lake Tahoe, Four Seasons Resort Scottsdale, The Ritz-Carlton Sarasota, Sofitel Chicago Magnificent Mile, The Notary Hotel, Bardessono Hotel and Spa, The Ritz-Carlton Reserve Dorado Beach and Cameo Beverly Hills.
Management Fees. Base management fees decreased $429,000, or 8.8%, to $4.4 million in the 2025 quarter compared to the 2024 quarter. Base management fees decreased by $389,000 at eight comparable hotel properties and $294,000 from the two disposed hotel properties. These decreases were partially offset by an aggregate increase of $254,000 at The Clancy, The Ritz-Carlton Reserve Dorado Beach, Four Seasons Resort Scottsdale, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa and Hotel Yountville.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $1.8 million, or 17.8%, to $8.2 million in the 2025 quarter compared to the 2024 quarter. The decrease is primarily attributable to an aggregate decrease of approximately $316,000 at nine comparable hotel properties and a decrease of $1.9 million from the two disposed hotel properties. These decreases were partially offset by an aggregate increase of approximately $383,000 at the Sofitel Chicago Magnificent Mile, The Clancy, Pier House Resort & Spa, The Ritz-Carlton Sarasota and The Notary Hotel.
Depreciation and Amortization. Depreciation and amortization decreased $1.9 million, or 7.6%, to $23.2 million in the 2025 quarter compared to the 2024 quarter. There was an aggregate decrease of $2.1 million at six comparable hotel properties and a decrease of $2.1 million from the two disposed hotel properties, partially offset by an aggregate increase of $2.3 million at Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Sarasota, Cameo Beverly Hills, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Reserve Dorado Beach, Hotel Yountville, Four Seasons Resort Scottsdale and Bardessono Hotel and Spa.
Advisory Services Fee. Advisory services fee decreased $712,000, or 8.3%, to $7.9 million in the 2025 quarter compared to the 2024 quarter due to decreases of $988,000 in the incentive fee and $352,000 in equity-based compensation, partially offset by increases of $594,000 in reimbursable expenses and $34,000 in the base advisory fee.
In the 2025 quarter, we recorded an advisory services fee of $7.9 million, which included a base advisory fee of $3.5 million, reimbursable expenses of $3.8 million, incentive fee of $476,000 and $75,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2024 quarter, we recorded an advisory services fee of $8.6 million, which included a base advisory fee of $3.5 million, reimbursable expenses of $3.2 million, incentive fee of $1.5 million, and equity-based compensation of $427,000.
Corporate General and Administrative. Corporate general and administrative expense was $3.8 million in the 2025 quarter and consisted of $3.5 million in professional fees, $632,000 of public company costs, and $93,000 of miscellaneous expenses. These expenses were partially offset by an expense reduction of $400,000 from an insurance recovery for prior legal expenses.
Corporate general and administrative expense was $8.9 million in the 2024 quarter and consisted of $1.6 million in professional fees, $6.0 million of reimbursed legal costs, $723,000 in miscellaneous expenses and $564,000 in public company costs.

Gain (loss) on disposition of assets and hotel property. In the 2025 quarter, we recorded a gain of approximately $41.0 million related to the sale of Seattle Marriott Waterfront. In the 2024 quarter, we recorded a gain of approximately $88.2 million related to the sale of Hilton La Jolla Torrey Pines.
Equity in Earnings (Loss) of Unconsolidated Entity. There was no equity in earnings (loss) of unconsolidated entity in the 2025 quarter as a result of impairing the OpenKey investment in the fourth quarter of 2024. In the 2024 quarter we recorded equity in loss of unconsolidated entity of $80,000 related to our investment in OpenKey.
Interest Income. Interest income was $1.5 million and $2.7 million in the 2025 quarter and 2024 quarter, respectively. The decrease in interest income in the 2025 quarter was primarily attributable to lower interest income associated with a tranche of CMBS included in investment in securities and lower cash balances in the 2025 quarter compared to the 2024 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $2.7 million, or 9.8%, to $25.2 million in the 2025 quarter compared to the 2024 quarter. This decrease is primarily due to lower interest expense from lower average interest rates and lower loan balances partially offset by higher amortization costs. The average SOFR rates for the 2025 quarter and the 2024 quarter were 4.35% and 5.17%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $366,000 in the 2025 quarter primarily due to the Scottsdale loan modification. Write-off of loan costs and exit fees was $5.3 million in the 2024 quarter, primarily related to various loan modifications.
Gain (loss) on Extinguishment of Debt. In the 2025 quarter, we recognized a loss of $1.6 million from the write-off of deferred loan costs resulting from the paydown on the mortgage loan partially secured by the Marriott Seattle Waterfront in conjunction with the sale of the property. There was no such gain (loss) recognized in the 2024 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $118,000 for the 2025 quarter consisted of an unrealized loss on interest rate caps of approximately $299,000, partially offset by a realized gain of $181,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized loss on derivatives of $735,000 for the 2024 quarter consisted of an unrealized loss on interest rate caps of approximately $1.7 million, partially offset by a realized gain of $1.0 million associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax benefit decreased $216,000, from $864,000 in the 2024 quarter to $648,000 in the 2025 quarter. This decrease was primarily due to a decrease in the taxable loss of certain of our TRS entities in the 2025 quarter compared to the 2024 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated a loss of $412,000 and income of $27.4 million in the 2025 quarter and the 2024 quarter, respectively. The allocated income for the 2024 quarter includes our partner’s share of gain on the sale of the Hilton La Jolla Torrey Pines. At September 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a JV. At September 30, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $607,000 and $124,000 in the 2025 quarter and the 2024 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 6.91% and 8.05% as of September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$331,617	$347,206	$(15,589)	(4.5)%
Food and beverage	133,996	135,891	(1,895)	(1.4)%
Other	72,840	71,967	873	1.2%
Total hotel revenue	538,453	555,064	(16,611)	(3.0)
Expenses
Hotel operating expenses:
Rooms	80,232	81,288	1,056	1.3
Food and beverage	106,662	109,379	2,717	2.5
Other expenses	168,587	169,531	944	0.6
Management fees	16,891	17,913	1,022	5.7
Total hotel operating expenses	372,372	378,111	5,739	1.5
Property taxes, insurance and other	26,568	30,740	4,172	13.6
Depreciation and amortization	69,919	75,192	5,273	7.0
Advisory services fee	21,717	23,155	1,438	6.2
Corporate general and administrative	4,407	11,105	6,698	60.3
Total expenses	494,983	518,303	23,320	4.5
Gain (loss) on disposition of assets and hotel properties	40,970	88,210	(47,240)	(53.6)
Operating income (loss)	84,440	124,971	(40,531)	(32.4)
Equity in earnings (loss) of unconsolidated entity	—	(214)	214	100.0
Interest income	4,901	4,528	373	8.2
Other income (expense)	(1,250)	—	(1,250)
Interest expense and amortization of discounts and loan costs	(75,376)	(81,687)	6,311	7.7
Write-off of loan costs and exit fees	(1,833)	(6,095)	4,262	69.9
Gain (loss) on extinguishment of debt	(1,553)	(22)	(1,531)	(6,959.1)
Realized and unrealized gain (loss) on derivatives	(301)	523	(824)	(157.6)
Income (loss) before income taxes	9,028	42,004	(32,976)	(78.5)
Income tax (expense) benefit	(474)	(474)	—	—
Net income (loss)	8,554	41,530	(32,976)	(79.4)
(Income) loss attributable to noncontrolling interest in consolidated entities	361	(26,317)	(26,678)	(101.4)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,358	1,747	(611)	(35.0)
Net income (loss) attributable to the Company	$11,273	$16,960	$(5,687)	(33.5)%
All hotel properties owned for the nine months ended September 30, 2025 and 2024 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024
Marriott Seattle Waterfront	Seattle, Washington	Disposition	August 7, 2025

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Occupancy	67.26%	68.91%
ADR (average daily rate)	$480.86	$446.95
RevPAR (revenue per available room)	$323.44	$308.00
Rooms revenue (in thousands)	$331,617	$347,206
Total hotel revenue (in thousands)	$538,453	$555,064
The following table illustrates the key performance indicators of the 14 comparable hotel properties that were owned for the full nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Occupancy	66.61%	67.41%
ADR (average daily rate)	$497.57	$480.71
RevPAR (revenue per available room)	$331.45	$324.03
Rooms revenue (in thousands)	$313,175	$307,236
Total hotel revenue (in thousands)	$514,685	$496,609
Net Income (Loss) Attributable to the Company. Net income attributable to the Company decreased $5.7 million from $17.0 million for the nine months ended September 30, 2024 (the “2024 period”) to $11.3 million for the nine months ended September 30, 2025 (the “2025 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $15.6 million to $331.6 million during the 2025 period compared to the 2024 period primarily due to the sales of Marriott Seattle Waterfront in August 2025 and Hilton La Jolla Torrey Pines in July 2024. During the 2025 period, our 14 comparable hotel properties experienced a 3.5% increase in room rates and an 80 basis point decrease in occupancy compared to the 2024 period.
Fluctuations in rooms revenue between the 2025 period and the 2024 period are a result of the changes in occupancy and ADR between the 2025 period and the 2024 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (2)	$(100)	(424)	5.5%
The Notary Hotel	(387)	(104)	—%
The Clancy	3,721	307	11.1%
Sofitel Chicago Magnificent Mile	(172)	(239)	3.0%
Pier House Resort & Spa	106	246	(2.4)%
The Ritz-Carlton St. Thomas (2)	(2,753)	(584)	1.3%
Park Hyatt Beaver Creek Resort & Spa (1)	(474)	(757)	12.4%
Hotel Yountville (1)	(908)	(684)	0.8%
The Ritz-Carlton Sarasota (2)	(1,604)	94	(6.4)%
Bardessono Hotel and Spa (2)	209	393	(3.8)%
The Ritz-Carlton Lake Tahoe (2)	2,418	500	2.8%
Cameo Beverly Hills	(735)	(567)	(1.5)%
The Ritz-Carlton Reserve Dorado Beach	4,555	716	0.4%
Four Seasons Resort Scottsdale	2,062	577	(2.6)%
Total	$5,938	(80)	3.5%
Non-comparable
Hilton La Jolla Torrey Pines	$(15,501)	n/a	n/a
Marriott Seattle Waterfront	(6,026)	(31)	(4.9)%
________
(1)This hotel was under renovation during the 2025 period.
(2)This hotel was under renovation during the 2024 period.

Food and Beverage Revenue. Food and beverage revenue decreased $1.9 million, or 1.4%, to $134.0 million during the 2025 period compared to the 2024 period. We experienced an aggregate decrease in food and beverage revenue of $4.0 million at six comparable hotel properties and a decrease of $9.7 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $11.8 million at The Ritz-Carlton Lake Tahoe, Four Seasons Resort Scottsdale, The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Bardessono Hotel and Spa, The Notary Hotel and Hotel Yountville.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $873,000, or 1.2%, to $72.8 million during the 2025 period compared to the 2024 period. This increase is attributable to higher other hotel revenue of $5.8 million at eight comparable hotel properties. These increases were partially offset by a decrease of $3.4 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of approximately $1.4 million at Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton St. Thomas, Four Seasons Resort Scottsdale, Cameo Beverly Hills, Hotel Yountville and The Clancy.
Rooms Expense. Rooms expense decreased $1.1 million, or 1.3%, to $80.2 million in the 2025 period compared to the 2024 period. This decrease is attributable to an aggregate decrease in rooms expense of $845,000 at Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa, Pier House Resort & Spa and The Notary Hotel, and a decrease of $4.0 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $3.8 million at ten comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $2.7 million, or 2.5%, to $106.7 million during the 2025 period compared to the 2024 period. This decrease is attributable to lower aggregate food and beverage expense of approximately $2.0 million at The Ritz-Carlton St. Thomas, Four Seasons Resort Scottsdale, Cameo Beverly Hills, Sofitel Chicago Magnificent Mile and Hotel Yountville and a decrease of $5.3 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $4.7 million at nine comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $944,000, or 0.6%, to $168.6 million in the 2025 period compared to the 2024 period. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $98,000 in direct expenses and a decrease of $846,000 in indirect expenses and incentive management fees in the 2025 period compared to the 2024 period. Direct expenses were 4.6% of total hotel revenue in the 2025 period and 4.5% in the 2024 period.
The decrease in direct expenses is associated with lower direct expenses of approximately $494,000 at seven comparable hotel properties and a decrease of $500,000 due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by higher direct expenses of $896,000 at The Ritz-Carlton Sarasota, Four Seasons Resort Scottsdale, The Ritz-Carlton Lake Tahoe, The Notary Hotel, The Ritz-Carlton Reserve Dorado Beach, Sofitel Chicago Magnificent Mile and Cameo Beverly Hills.
The decrease in indirect expenses is comprised of decreases in: (i) lease expense of $1.7 million comprising of a decrease of $1.9 million from the two disposed hotel properties partially offset by an aggregate increase of $135,000 at our 14 comparable hotel properties; (ii) incentive management fees of $1.2 million including $691,000 at our 14 comparable hotel properties and $477,000 from the two disposed hotel properties; and (iii) marketing costs of $776,000 comprising an aggregate decrease of $2.7 million from the two disposed hotel properties partially offset by an increase of $1.9 million at our 14 comparable hotel properties. These decreases were partially offset by increases in: (i) general and administrative costs of $2.1 million comprising an aggregate increase of $4.7 million at our 14 comparable hotel properties partially offset by a decrease of $2.5 million from the two disposed hotel properties; (ii) repairs and maintenance of $633,000 comprising an aggregate increase of $1.5 million at our 14 comparable hotel properties partially offset by a decrease of $827,000 from the two disposed hotel properties; and (iii) energy costs of $62,000 comprising an aggregate increase of $1.2 million at our 14 comparable hotel properties partially offset by a decrease of $1.1 million from the two disposed hotel properties.
Management Fees. Base management fees decreased $1.0 million, or 5.7%, to $16.9 million in the 2025 period compared to the 2024 period. Management fees decreased $654,000 at six comparable hotel properties and $1.0 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $674,000 at The Ritz-Carlton Reserve Dorado Beach, The Clancy, Four Seasons Resort Scottsdale, The Ritz-Carlton Lake Tahoe, The Notary Hotel, Pier House Resort & Spa, Hotel Yountville and Capital Hilton.

Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $4.2 million, or 13.6%, to $26.6 million in the 2025 period compared to the 2024 period. This decrease is primarily attributable to a decrease of $3.6 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of $1.1 million at nine comparable hotel properties. These decreases were partially offset by an aggregate increase of approximately $478,000 at Park Hyatt Beaver Creek Resort & Spa, Capital Hilton, Bardessono Hotel and Spa, Four Seasons Resort Scottsdale and The Notary Hotel.
Depreciation and Amortization. Depreciation and amortization decreased $5.3 million, or 7.0%, to $69.9 million for the 2025 period compared to the 2024 period. This decrease is comprised of a decrease of $4.3 million due to the sales of Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of $7.3 million at The Ritz-Carlton St. Thomas, Capital Hilton, The Clancy, The Notary Hotel, Bardessono Hotel and Spa and Sofitel Chicago Magnificent Mile. These decreases were partially offset by an aggregate increase of $6.3 million at eight comparable hotel properties.
Advisory Services Fee. Advisory services fee decreased $1.4 million, or 6.2%, to $21.7 million in the 2025 period compared to the 2024 period due to lower equity-based compensation of $2.4 million and a lower incentive fee of $1.4 million, partially offset by higher reimbursable expenses of $1.9 million and a higher base advisory fee of $424,000.
In the 2025 period, we recorded an advisory services fee of $21.7 million, which included a base advisory fee of $10.6 million, reimbursable expenses of $10.4 million, an incentive fee of $746,000 and a credit to expense of $24,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2024 period, we recorded an advisory services fee of $23.2 million, which included a base advisory fee of $10.2 million, reimbursable expenses of $8.5 million, $2.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $2.1 million.
Corporate General and Administrative. Corporate general and administrative expense was $4.4 million in the 2025 period and consisted of $6.6 million in professional fees, $2.2 million of public company costs and $931,000 in miscellaneous expenses. These expenses were partially offset by an expense reduction of $5.4 million from an insurance recovery for prior legal expenses.
Corporate general and administrative expense was $11.1 million in the 2024 period and consisted of $7.8 million in professional fees, $6.0 million of reimbursed legal costs, $1.6 million in public company costs, and $1.3 million in miscellaneous expenses. Additionally, during the 2024 period there was a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $5.6 million reduction to expense.
Gain (loss) on disposition of assets and hotel property. In the 2025 period, we recorded a gain of approximately $41.0 million primarily related to the sale of Seattle Marriott Waterfront. In the 2024 period we recorded a gain of approximately $88.2 million primarily related to the sale of Hilton La Jolla Torrey Pines.
Equity in Earnings (Loss) of Unconsolidated Entity. There was no equity in earnings (loss) of unconsolidated entity in the 2025 period as a result of impairing the OpenKey investment in the fourth quarter of 2024. In the 2024 period we recorded equity in loss of unconsolidated entity of $214,000 related to our investment in OpenKey.
Other Income (Expense). Other expense was $1.3 million in the 2025 period due to a realized loss from the sale of a portion of CMBS.
Interest Income. Interest income was $4.9 million and $4.5 million in the 2025 period and the 2024 period, respectively. The increase in interest income in the 2025 period was primarily attributable to interest income associated with a tranche of CMBS included in investment in securities in the 2025 period compared to the 2024 period, partially offset by lower excess cash balances.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $6.3 million, or 7.7%, to $75.4 million for the 2025 period compared to the 2024 period. The decrease is primarily due to lower interest expense from lower average interest rates in the 2025 period partially offset by higher amortization of loan costs of approximately $3.0 million in the 2025 period compared to the 2024 period. The average SOFR rates for the 2025 period and the 2024 period were 4.35% and 5.27%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.8 million in the 2025 period related to various loan refinances and modifications. Write-off of loan costs and exit fees was $6.1 million in the 2024 period related to various loan refinances and modifications.

Gain (loss) on Extinguishment of Debt. In the 2025 period, we recognized a loss of $1.6 million from the write-off of deferred loan costs resulting from the paydown on the mortgage loan partially secured by the Marriott Seattle Waterfront in conjunction with the sale of the property. In the 2024 period we recognized a loss of $22,000 attributable to the discount associated with the Cameo Beverly Hills mortgage loan that was repaid on April 9, 2024.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $301,000 for the 2025 period consisted of an unrealized loss on interest rate caps of $850,000, partially offset by a realized gain of $549,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized gain on derivatives of $523,000 for the 2024 period primarily consisted of an unrealized gain on warrants of $12,000 and a realized gain of $4.2 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $3.7 million.
Income Tax (Expense) Benefit. Income tax expense was $474,000 in both the 2025 period and the 2024 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated a loss of $361,000 and income of $26.3 million in the 2025 period and the 2024 period, respectively. The allocated income for the 2024 period includes our partner’s share of gain on the sale of the Hilton La Jolla Torrey Pines. As of September 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a JV. As of September 30, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.4 million in the 2025 period and $1.7 million in the 2024 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.91% and 8.05% as of September 30, 2025 and 2024, respectively.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of September 30, 2025, the mortgage loan secured by The Ritz-Carlton Lake Tahoe was in a cash trap. The amount of cash in the cash trap as of September 30, 2025 was $0.
As of September 30, 2025, the Company held cash and cash equivalents of $116.3 million and restricted cash of $47.7 million, the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2025, $23.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of September 30, 2025, our net debt to gross assets was 43.2%.
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

On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time-to-time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 5, 2025, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of November 5, 2025, the Company has not repurchased any common stock pursuant to the plan.
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
On August 15, 2025, the Company refinanced its $140.0 million mortgage loan secured by the Four Seasons Scottsdale which had an interest rate of SOFR + 3.75% and a final maturity date in December 2028. The new non-recourse loan has a balance of $180.0 million and bears interest at a floating rate of SOFR + 3.00%. The new loan has a three-year initial term with two, one-year extension options, subject to the satisfaction of certain conditions.
On November 6, 2025, we sold The Clancy pursuant to an Agreement of Purchase and Sale, entered into effective October 6, 2025, for $115.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property.
Sources and Uses of Cash
We had approximately $116.3 million and $135.5 million of cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $32.4 million and $60.2 million for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of hotel properties. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2025, net cash flows provided by investing activities were $106.5 million. The cash inflows were attributable to $139.3 million from the sale of Seattle Marriott Waterfront, $23.8 million of proceeds from the sale of investment in securities and $3.5 million from property insurance proceeds. These cash inflows were partially offset by cash outflows of $54.6 million of capital improvements made to various hotel properties and the acquisition of land of $5.5 million. Our capital improvements consisted of approximately $38.5 million of return on investment capital projects and approximately $16.1 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2025, net cash flows used in financing activities were $160.0 million. Cash outflows primarily consisted of $453.6 million of repayments of indebtedness, $59.2 million for cash redemptions of Series E and Series M preferred stock, $35.9 million of dividend and distribution payments, $11.5 million of payments of loan costs and exit fees, $2.3 million of distributions to noncontrolling interests in consolidated entities, $778,000 for repurchase of common stock, $658,000 to purchase interest rate caps and $94,000 from the redemption of operating partnership units. These cash outflows were partially offset by cash inflows of $403.0 million from borrowings on indebtedness, $611,000 of proceeds from in-the-money interest rate caps and a contribution of $306,000 from a noncontrolling interest holder in a consolidated entity.
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
Dividend Policy
On December 10, 2024, our board of directors approved the Company’s dividend policy for 2025. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2025, or $0.20 per share on an annualized basis. On July 10, 2025, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the third quarter of 2025. On October 10, 2025, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the fourth quarter of 2025. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review its dividend policy on a quarter-to-quarter basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we exclude impairment on real estate, (gain) loss on disposition of assets and hotel properties and the Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$4,723	$39,835	$8,554	$41,530
Interest expense and amortization of loan costs	25,188	27,911	75,376	81,687
Depreciation and amortization	23,164	25,078	69,919	75,192
Income tax expense (benefit)	(648)	(864)	474	474
Equity in (earnings) loss of unconsolidated entity	—	80	—	214
Company’s portion of EBITDA of OpenKey	—	(76)	—	(215)
EBITDA	52,427	91,964	154,323	198,882
(Gain) loss on disposition of assets and hotel property	(40,970)	(88,210)	(40,970)	(88,210)
EBITDAre	11,457	3,754	113,353	110,672
Amortization of favorable (unfavorable) contract assets (liabilities)	107	109	321	346
Transaction and conversion costs (1)	1,608	50	2,774	(5,524)
Write-off of premiums, loan costs and exit fees	366	5,292	1,833	6,095
Realized and unrealized (gain) loss on derivatives	118	735	301	(523)
Stock/unit-based compensation	75	427	(20)	2,689
Legal, advisory and settlement costs (2)	618	6,539	(3,864)	11,356
Advisory services incentive fee	476	1,464	746	2,112
(Gain) loss on extinguishment of debt	1,553	—	1,553	22
Other (income) expense	—	—	1,250	—
Severance	—	102	—	102
Company’s portion of adjustments to EBITDAre of OpenKey	—	—	—	3
Adjusted EBITDAre	$16,378	$18,472	$118,247	$127,350
__________________
(1) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in the 2024 period included a true up of these expenses based on capital raised.
(2) Includes amounts related to expense reductions from an insurance recovery for prior legal expenses of $400,000 and $5.0 million, respectively for the three and nine months ended September 30, 2025.

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$4,723	$39,835	$8,554	$41,530
(Income) loss attributable to noncontrolling interest in consolidated entities	412	(27,363)	361	(26,317)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	607	124	2,358	1,747
Preferred dividends	(8,667)	(9,857)	(26,928)	(30,593)
Deemed dividends on preferred stock	(5,251)	(4,151)	(11,086)	(6,175)
Net income (loss) attributable to common stockholders	(8,176)	(1,412)	(26,741)	(19,808)
Depreciation and amortization on real estate (1)	22,498	24,255	67,864	72,131
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(607)	(124)	(2,358)	(1,747)
Equity in (earnings) loss of unconsolidated entity	—	80	—	214
(Gain) loss on disposition of assets and hotel property (1)	(40,988)	(61,970)	(40,988)	(61,970)
Company’s portion of FFO of OpenKey	—	(91)	—	(253)
FFO available to common stockholders and OP unitholders	(27,273)	(39,262)	(2,223)	(11,433)
Deemed dividends on preferred stock	5,251	4,151	11,086	6,175
Transaction and conversion costs (2)	1,608	50	2,774	(5,524)
Write-off of premiums, loan costs and exit fees	366	5,292	1,833	6,095
Unrealized (gain) loss on derivatives	299	1,746	850	3,698
Stock/unit-based compensation	75	427	(20)	2,689
Legal, advisory and settlement costs (3)	618	6,539	(3,864)	11,356
Interest expense accretion on refundable membership club deposits	135	151	421	466
Amortization of loan costs (1)	2,690	1,741	7,438	4,268
Advisory services incentive fee	476	1,464	746	2,112
(Gain) loss on extinguishment of debt	1,553	—	1,553	22
Other (income) expense	—	—	1,250	—
Severance	—	102	—	102
Company’s portion of adjustments to FFO of OpenKey	—	—	—	3
Adjusted FFO available to common stockholders and OP unitholders	$(14,202)	$(17,599)	$21,844	$20,029
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization on real estate	$(666)	$(823)	$(2,055)	$(3,061)
Amortization of loan costs	(36)	(38)	(107)	(273)
Gain (loss) on disposition of assets and hotel property	(18)	26,240	(18)	26,240
(2) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in the 2024 period included a true up of these expenses based on capital raised.
(3) Includes amounts related to expense reductions from an insurance recovery for prior legal expenses of $400,000 and $5.0 million, respectively for the three and nine months ended September 30, 2025.

The following table presents certain information related to our hotel properties as of September 30, 2025:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559	75%	419
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Property (4)
Bardessono Hotel and Spa (5)	Yountville, CA	65	100%	65
Total		3,438		3,298
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
As of September 30, 2025, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of September 30, 2025, would be approximately $2.7 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of September 30, 2025, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are effective to ensure that: (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. As of September 30, 2025, the settlement liability amount has been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of September 30, 2025. A hearing on a motion for preliminary approval of the settlement was held on October 27, 2025. The Court issued a tentative ruling granting the motion for preliminary approval of settlement and scheduled a hearing for final approval on April 20, 2026.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to court approval. As of September 30, 2025, the estimated settlement liability amount has been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. Ashford Inc. expects the entire settlement amount to be reimbursed through insurance coverage. Final court approval was received on September 3, 2025.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, the following risk factor should be carefully considered in evaluating us and our business.
A prolonged U.S. government shutdown may adversely impact our business, financial condition, and results of operations.
During government shutdowns, federal employees may be furloughed or required to work without pay, reducing their discretionary income and willingness to travel for leisure purposes. Additionally, government contractors and businesses that depend on federal spending may experience financial constraints that limit corporate travel budgets and business-related hotel bookings.
Government shutdowns can also disrupt critical travel infrastructure and services. The Transportation Security Administration (“TSA”), Federal Aviation Administration (“FAA”), and other agencies responsible for air travel safety and operations may experience staffing shortages due to employee absences, leading to longer security wait times, flight delays, and cancellations. Such disruptions discourage both business and leisure travel, directly reducing demand for hotel accommodations.
Any material decrease in travel demand resulting from government shutdowns could adversely affect our occupancy rates, ADR, RevPAR, and overall financial performance. If the federal government were to continue experiencing issues in reaching budgetary consensus in the future, resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our operations and results of operations could be materially negatively impacted.

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
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 - July 31	—	$—	—	$50,000,000
August 1 - August 31	—	$—	—	$50,000,000
September 1 - September 30	—	$—	—	$50,000,000
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Agreement of Purchase and Sale, dated as of October 6, 2025, by and among Ashford San Francisco II LP, Ashford TRS SF LLC and Block Nine Owner, LLC.
10.2
Agreement filed on August 26, 2025 by and among Braemar Hotels & Resorts Inc. and Babek “Bob” Ghassemieh and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 25, 2025) (File No. 001-35972).

10.3
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972).

10.4
Letter Agreement, dated August 26, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2025) (File No. 001-35972).

10.5
Agreement of Purchase and Sale, dated as of July 3, 2025, by and among Ashford Seattle Waterfront LP and Ashford TRS Seattle Waterfront LLC, indirect subsidiaries of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 11, 2025) (File No. 001-35972).

10.6†*	Form of Indemnification Agreement between Braemar Hotels & Resorts Inc. and each of its executive officers and directors.
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	November 7, 2025	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 7, 2025	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer