Form 10-K
period 2025-12-31
Braemar Hotels & Resorts Inc.
filed 2026-03-12
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
As of June 30, 2025, the aggregate market value of 64,731,948 shares of the registrant’s common stock held by non-affiliates was approximately $158,593,273.
As of March 9, 2026, the registrant had 68,679,318 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2025

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that leased during 2024 our two hotels held in a consolidated joint venture and are wholly owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or “our advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Hospitality” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, a hotel management company and a subsidiary of Ashford Inc., or as the context may require, its related affiliates that are also subsidiaries of Ashford Inc.
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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine, Israel-Palestine-Iran conflict, ongoing instability in Venezuela and changes to tariffs or trade policies;
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
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), and our executive officers and our non-independent directors;
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
PART I
Item 1. Business
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average RevPAR was approximately $200 for the year ended December 31, 2025. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 9, 2026, we owned interests in 13 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,028 total rooms. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators.
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

We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Hospitality, a subsidiary of Ashford Inc., manages five of our 13 hotel properties. Third-party management companies manage the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of December 31, 2025, holds a controlling interest in Ashford Inc. As of December 31, 2025, the Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,573,359 shares of Ashford Inc. common stock, which if converted as of December 31, 2025 would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.8%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of December 31, 2025, those rights represented approximately 551,000 common shares.
As of December 31, 2025, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 2,472,808 shares of our common stock and common units (including long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 3.4% ownership in the Company.
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
Our Hotels
As of March 9, 2026, we own interests in a high-quality, geographically diverse portfolio of 13 hotel properties located in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands. Our properties have 3,028 total rooms. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Six of the 13 hotel properties in our portfolio are managed under brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Hyatt Corporation (“Hyatt”), one is managed by Four Seasons Hotels Limited (“Four Seasons”) and five hotel properties are managed by Remington Hospitality. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” For the year ended December 31, 2025, approximately 74% of rooms revenue was generated by transient business, approximately 24% was generated by group sales and 2% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2025:

				Year Ended December 31, 2025
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel Net Income	Hotel EBITDA (1)
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	60.22%	$867.26	$522.22	$3,492	$28,020
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	65.88%	554.04	365.00	15,623	25,113
The Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	60.60%	1,060.23	642.45	11,825	16,703
The Ritz-Carlton Reserve Dorado Beach (4)	Puerto Rico	96	100%	67.48%	2,195.81	1,481.67	10,327	22,506
Capital Hilton (6)	Washington, D.C.	559	100%	74.32%	273.86	203.54	(4,722)	16,862
Pier House Resort & Spa	Key West, FL	142	100%	74.09%	607.54	450.15	12,469	14,227
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	47.03%	691.30	325.12	(1,483)	10,759
The Notary Hotel	Philadelphia, PA	499	100%	65.16%	229.99	149.86	6,055	11,483
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	69.83%	261.73	182.76	(28,661)	6,220
The Ritz-Carlton Lake Tahoe (2)	Truckee, CA	170	100%	54.09%	758.59	410.31	(6,851)	8,548
Bardessono Hotel and Spa (3)	Yountville, CA	65	100%	67.15%	965.02	648.00	(7,560)	4,701
Hotel Yountville	Yountville, CA	80	100%	54.34%	638.09	346.75	(15,095)	3,057
Cameo Beverly Hills (7)	Los Angeles, CA	143	100%	52.63%	280.09	147.41	(8,424)	(3,964)
Total / Weighted Average (5)		3,028		67.37%	$410.00	$276.21	$(13,005)	$164,235
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
(5)    Calculated on a portfolio basis for the 13 hotel properties in our portfolio as of December 31, 2025.
(6)    The hotel was 75% majority owned by Braemar through November 2025.
(7)    On August 1, 2023, the Company announced the rebranding and planned conversion of the hotel to the Cameo Beverly Hills. Following an extensive renovation that was completed in December 2025, the hotel joined LXR Hotels & Resorts.

Capital Hilton, Washington, D.C.
We own a fee simple interest in the Capital Hilton. The hotel opened in 1943 and is comprised of 559 guest rooms, including 239 king rooms, 87 queen/queen rooms, 91 double/double rooms, 80 single queen rooms, 49 junior suites, ten superior suites and three executive suites. Approximately $110.0 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which has included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
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
Operating History. The following table shows certain historical information regarding the Capital Hilton since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	559	559	550
Occupancy	74.3%	78.6%	72.9%
ADR	$273.86	$262.26	$250.11
RevPAR	$203.54	$206.23	$182.39
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$64,579	$65,134	$57,716
Rooms Revenue	41,529	42,164	36,615
Hotel net income	(4,722)	(5,023)	4,934
Hotel net income margin	(7.3)%	(7.7)%	8.5%
Hotel EBITDA(1)	16,862	18,957	15,427
Hotel EBITDA Margin (1)	26.1%	29.1%	26.7%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Notary Hotel, Philadelphia, Pennsylvania
We own a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two parlor suites. Approximately $66.1 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
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
Operating History. The following table shows certain historical information regarding The Notary Hotel since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	499	499	499
Occupancy	65.2%	67.0%	62.4%
ADR	$229.99	$234.09	$230.59
RevPAR	$149.86	$156.83	$143.97
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$36,519	$36,455	$33,117
Rooms Revenue	27,295	28,642	26,222
Hotel net income	6,055	6,009	2,071
Hotel net income margin	16.6%	16.5%	6.3%
Hotel EBITDA(1)	11,483	11,949	10,317
Hotel EBITDA Margin (1)	31.4%	32.8%	31.2%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Magnificent Mile, Chicago, Illinois
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $22.5 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018. A refresh of the lobby space was completed in February 2023.
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
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Magnificent Mile since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	415	415	415
Occupancy	69.8%	72.5%	70.3%
ADR	$261.73	$253.68	$239.57
RevPAR	$182.76	$184.01	$168.42
Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Magnificent Mile since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$37,520	$37,568	$33,917
Rooms Revenue	27,684	27,949	25,512
Hotel net income	(28,661)	1,178	3,392
Hotel net income margin	(76.4)%	3.1%	10.0%
Hotel EBITDA(1)	6,220	5,742	8,183
Hotel EBITDA Margin(1)	16.6%	15.3%	24.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Pier House Resort & Spa, Key West, Florida
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort & Spa from Ashford Hospitality Trust, Inc. (“Ashford Trust”) pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $18.3 million has been spent on capital expenditures since the acquisition of the hotel, which included spa, fitness center and guest rooms refresh renovations.
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

Operating History. The following table shows certain historical information regarding the Pier House Resort & Spa since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	142	142	142
Occupancy	74.1%	71.4%	72.7%
ADR	$607.54	$621.36	$641.70
RevPAR	$450.15	$443.41	$466.29
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort & Spa since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$30,837	$29,880	$30,641
Rooms Revenue	23,332	23,045	24,168
Hotel net income	12,469	6,903	6,799
Hotel net income margin	40.4%	23.1%	22.2%
Hotel EBITDA(1)	14,227	13,604	15,011
Hotel EBITDA Margin (1)	46.1%	45.5%	49.0%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Bardessono Hotel and Spa, Yountville, California
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel and Spa was built in 2009 and has 65 luxurious rooms and suites built and operated with a primary focus on green practices. In 2016 the meeting space was renovated. In 2019 we completed construction of a 3,705 square foot Maple Grove Villa, which consists of three large suites, each of which boasts a distinctive great room, stately king bedroom, spa bathroom, courtyard and plunge pool. Guestrooms were renovated in 2024 and 2025, the old fitness center was transformed into a new 328 square foot parlor, with a 575 square foot private patio, that can connect to existing adjoining guestrooms to create either a one or two-bedroom suite. Approximately $14.4 million has been spent on capital expenditures since the acquisition of the hotel in July 2015.
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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel and Spa since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	65	65	65
Occupancy	67.2%	61.0%	66.2%
ADR	$965.02	$1,016.30	$1,045.70
RevPAR	$648.00	$619.52	$692.48
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel and Spa since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$21,102	$20,140	$22,159
Rooms Revenue	15,374	14,738	16,429
Hotel net income	(7,560)	876	1,428
Hotel net income margin	(35.8)%	4.3%	6.4%
Hotel EBITDA (1)	4,701	4,436	6,067
Hotel EBITDA Margin (1)	22.3%	22.0%	27.4%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a fee simple interest in The Ritz-Carlton St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites, all featuring a spacious private balcony with ocean or resort views. Approximately $127.8 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment was primarily focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton St. Thomas since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	180	180	180
Occupancy	60.6%	63.8%	66.4%
ADR	$1,060.23	$1,071.81	$1,099.14
RevPAR	$642.45	$683.69	$730.15

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton St. Thomas since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$67,928	$74,375	$75,394
Rooms Revenue	42,209	45,042	47,971
Hotel net income	11,825	9,312	8,322
Hotel net income margin	17.4%	12.5%	11.0%
Hotel EBITDA (1)	16,703	20,620	22,628
Hotel EBITDA Margin (1)	24.6%	27.7%	30.0%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, Colorado
On March 31, 2017, we acquired a fee simple interest in the 190-room Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado. In December 2022, we acquired three additional keys that were added to inventory in February 2023, bringing the total hotel room count to 193. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek Resort & Spa is an integral part of the Beaver Creek Village as the only full-service hotel with direct ski-in/ski-out access. The Park Hyatt Beaver Creek Resort & Spa was built in 1989 and has 193 luxurious and spacious rooms, including 91 king rooms, 79 double/queen rooms, 19 suites and four suite parlors. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market. The fitness center and meeting space located within the hotel footprint were renovated in 2023. In 2025, an extensive renovation of the guestrooms occurred which replaced all soft goods and case goods, including converting all double sized beds to queen, and bathroom work that included select tub to shower conversions. Approximately $49.6 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
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
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek Resort & Spa since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	193	193	193
Occupancy	47.0%	56.5%	55.8%
ADR	$691.30	$602.93	$645.73
RevPAR	$325.12	$340.71	$360.35

Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek Resort & Spa since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$45,493	$47,907	$49,335
Rooms Revenue	22,903	24,067	25,351
Hotel net income	(1,483)	1,200	1,088
Hotel net income margin	(3.3)%	2.5%	2.2%
Hotel EBITDA(1)	10,759	12,092	12,273
Hotel EBITDA Margin (1)	23.6%	25.2%	24.9%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Hotel Yountville, Yountville, California
On May 11, 2017, we acquired a fee simple interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guest rooms, adding 29 new guest rooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 61 king rooms, nine double/queen rooms and 10 suites. All guestrooms went through a full renovation in 2025. Approximately $12.7 million has been spent on capital expenditures since the acquisition of the hotel in May 2017.
Additional property highlights include:
•    Meeting Space: The property has approximately 4,400 square feet of indoor and outdoor event space.
•    Food and Beverage: The property has the acclaimed 46-seat Heritage Oak restaurant and bar, Y Bar Lounge and Terrace, a seasonal pool bar, in-room dining service and a complimentary glass of wine upon check-in.
•    Other Amenities: The property offers well-appointed guest rooms and suites with private patios/balconies and a 6,500 square foot on-site spa. Its outdoor amenities are notable as well, including a resort-style outdoor heated pool and lounge, landscaping and water features, and the availability of complimentary bicycles for guest use.
•The property includes Hopper Creek Apartments which is a 25-unit multifamily community designated as affordable housing. The community is spread across three two-story residential buildings and one apartment located on the second floor of a building that houses executive offices.

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
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	80	80	80
Occupancy	54.3%	59.8%	60.8%
ADR	$638.09	$648.50	$694.51
RevPAR	$346.75	$387.53	$422.10

Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$13,536	$14,711	$15,296
Rooms Revenue	10,125	11,347	12,325
Hotel net income	(15,095)	1,875	871
Hotel net income margin	(111.5)%	12.7%	5.7%
Hotel EBITDA (1)	3,057	3,954	4,915
Hotel EBITDA Margin (1)	22.6%	26.9%	32.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Sarasota, Florida
On April 4, 2018, we acquired a fee simple interest in The Ritz-Carlton Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $41.0 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Sarasota since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	276	276	276
Occupancy	65.9%	62.5%	63.0%
ADR	$554.04	$580.22	$587.54
RevPAR	$365.00	$362.38	$370.04

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Sarasota since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$93,926	$86,764	$85,520
Rooms Revenue	36,771	36,607	37,278
Hotel net income	15,623	13,728	11,171
Hotel net income margin	16.6%	15.8%	13.1%
Hotel EBITDA (1)	25,113	21,924	22,381
Hotel EBITDA Margin (1)	26.7%	25.3%	26.2%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Lake Tahoe, California
On January 15, 2019, we acquired a fee simple interest in the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California for $120.0 million. Approximately $52.4 million has been spent on capital expenditures since the acquisition of the hotel in January 2019. In 2023, the guestrooms were completely renovated and the Alpine Exchange, a new retail shop and market, was added to the lobby as a new amenity. In 2024, further capital investments were made to enhance the meeting space, fitness center, Manzanita restaurant and The Living Room. In 2025, the café was renovated and transformed into an elevated fast casual cantina.
The Ritz-Carlton Lake Tahoe was built in 2009 and has 170 luxurious and spacious rooms, including 17 suites. The resort also offers an array of amenities, including ski-in/ski-out access to Northstar California Resort, the ultra-luxury Lake Club on the shore of Lake Tahoe, a 17,000 square foot full-service spa, six food and beverage outlets, including the acclaimed Manzanita restaurant, over 37,000 square feet of flexible indoor/outdoor meeting space, two outdoor pools and state-of-the-art fitness club and yoga studio, as well as a Ritz-Carlton Club Lounge.
Additional property highlights include:
•    Meeting Space: The property has over 37,000 square feet of meeting space including 15,000 square feet of outdoor event space with the dramatic fireside terrace, two elegant ballrooms and the waterfront Lake Club, a multi-level venue for intimate events.
•    Food and Beverage: The property features six food and beverage outlets, including the signature restaurant, Manzanita, which features locally sourced produce, meats and seafood, Backyard Bar and BBQ, featuring St. Louis style BBQ favorites, the resort’s new slopeside restaurant Montesa, Cantina Moderna serving elevated takes on traditional Mexican street food and cocktails, and The Living Room Lodge which is the ideal space to enjoy a handcrafted cocktail and casual dining menu.
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
Location and Access. Located in the North Lake Tahoe area, the property is situated mid-mountain at the Northstar California Resort. With its premier location, luxury brand affiliation and world-class amenities, The Ritz-Carlton Lake Tahoe is positioned as the leading resort in one of the country’s most popular tourist destinations. North Lake Tahoe, located approximately 45 minutes from Reno, Nevada and two hours from Sacramento, is a popular and growing upscale, year-round tourist destination. Beyond the first-class hotel experience, guests have easy access to the Lake Tahoe area’s many amenities and activities, including world-class skiing and winter sports, boating, fishing, hiking, golfing, as well as exceptional dining and shops.

Operating History. The following table shows certain historical information regarding The Ritz-Carlton Lake Tahoe since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	170	170	170
Occupancy	54.1%	52.2%	50.7%
ADR	$758.59	$761.68	$731.00
RevPAR	$410.31	$397.33	$370.79
__________________
The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Lake Tahoe since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$54,889	$48,764	$50,282
Rooms Revenue (1)	25,460	26,612	23,008
Hotel net income	(6,851)	(9,085)	(4,690)
Hotel net income margin	(12.5)%	(18.6)%	(9.3)%
Hotel EBITDA (2)	8,548	5,087	6,082
Hotel EBITDA Margin (2)	15.6%	10.4%	12.1%
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
Cameo Beverly Hills, Beverly Hills, California
On August 5, 2021, the Company acquired a fee simple interest in the 138-room Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five luxury residences adjacent to the hotel. Approximately $26.1 million has been spent on capital expenditures since the acquisition.
The Cameo Beverly Hills was built in 1965 and underwent an extensive renovation in 2011. It has 138 luxurious and spacious rooms, including 12 suites and 10 mini suites. It is a luxury hotel ideally located in close proximity to high-end shopping on Rodeo Drive and business demand from Century City and Culver City.
On August 1, 2023, the Company announced the rebranding and planned conversion of the hotel to the Cameo Beverly Hills. Following an extensive renovation that was completed in December 2025, the hotel joined LXR Hotels & Resorts.
Additional property highlights include:
•    Meeting Space: The property has over 24,000 square feet of flexible indoor/outdoor meeting space. The 12th floor ballroom features unparalleled 360-degree panoramic views of Beverly Hills.
•    Food and Beverage: The property also features Zampo, a Peruvian fusion that celebrates the bold vibrancy of Peru and the refined precision of Japan, and Silhouette Lounge which is the ideal place to gather, laugh and savor the world’s flavors together.
•    Other Amenities: The property offers an outdoor pool terrace with daybeds and cabanas, state-of-the-art fitness center, spa and a business center.
Location and Access. With its premier location in the heart of West Los Angeles, the property is in the middle of more than 45 million square feet of office space, supporting substantial corporate demand and a wide array of world-renowned leisure demand generators, including unrivaled shopping with high-end retailers, vibrant restaurants and various art and cultural attractions.

Operating History. The following table shows certain historical information regarding Cameo Beverly Hills since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	143	143	143
Occupancy	52.6%	67.0%	72.8%
ADR	$280.09	$274.33	$308.71
RevPAR	$147.41	$183.67	$224.69
Selected Financial Information. The following table shows certain selected financial information regarding Cameo Beverly Hills since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$10,180	$13,139	$16,113
Rooms Revenue	7,694	9,613	11,727
Hotel net income	(8,424)	(5,778)	(4,222)
Hotel net income margin	(82.8)%	(44.0)%	(26.2)%
Hotel EBITDA (1)	(3,964)	(1,485)	987
Hotel EBITDA Margin (1)	(38.9)%	(11.3)%	6.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton Reserve, Dorado, Puerto Rico
On March 11, 2022, the we acquired a fee simple interest in the 96-room Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Approximately $13.4 million has been spent on capital expenditures since the acquisition.
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
Operating History. The following table shows certain historical information regarding Ritz-Carlton Reserve Dorado Beach since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	96	96	96
Occupancy	67.5%	57.5%	63.0%
ADR	$2,195.81	$2,239.48	$2,126.17
RevPAR	$1,481.67	$1,288.64	$1,339.53
__________________
The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Reserve Dorado Beach since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$86,911	$78,388	$83,744
Rooms Revenue (1)	51,918	49,994	46,937
Hotel net income	10,327	5,762	13,480
Hotel net income margin	11.9%	7.4%	16.1%
Hotel EBITDA (2)	22,506	19,138	20,924
Hotel EBITDA Margin (2)	25.9%	24.4%	25.0%
__________________
(1)    Rooms revenue does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.
(2)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Four Seasons Resort, Scottsdale, Arizona
On December 1, 2022, we acquired a fee simple interest in the 210-room Four Seasons Resort Scottsdale at Troon North in Scottsdale, Arizona. Approximately $12.9 million has been spent on capital expenditures since the acquisition.
The Four Seasons Resort Scottsdale was opened in 1999. It has 210 luxurious and spacious guest rooms, including 22 suites that average 1,214 square feet in size, all boasting private patios or balconies overlooking the colorful desert landscapes.
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
•    Other Amenities: The property offers locally inspired spa treatments at the 9,000 square foot spa, a bi-level pool. It also offers guests opportunities for outdoor adventure, including close shuttle access to two world-class golf courses, four pickleball and two tennis courts, as well as the opportunities to hike, bike or rock climb surrounding hills.
Location and Access. Set in the majestic Sonoran Desert, Four Seasons Resort Scottsdale at Troon North is minutes from outdoor adventures and two world-class golf courses. The bustling downtowns of Scottsdale and Phoenix are 30 and 40 minutes away, respectively, but dining, shopping and area attractions are only a short drive from the Resort.
Operating History. The following table shows certain historical information regarding the Four Seasons Resort Scottsdale since 2023:

	Year Ended December 31,
	2025	2024	2023
Rooms	210	210	210
Occupancy	60.2%	53.8%	48.3%
ADR	$867.26	$888.24	$967.22
RevPAR	$522.22	$477.54	$466.92

Selected Financial Information. The following table shows certain selected financial information regarding the Four Seasons Resort Scottsdale Hotel since 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$79,272	$72,113	$67,666
Rooms Revenue	40,029	36,704	35,789
Hotel net income	3,492	(452)	1,138
Hotel net income margin	4.4%	(0.6)%	1.7%
Hotel EBITDA (1)	28,020	23,286	21,863
Hotel EBITDA Margin (1)	35.3%	32.3%	32.3%
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
Third-Party Agreements
Hotel Management Agreements. Eight of our hotel properties are operated pursuant to a hotel management agreement with one of four brand management companies and five of our hotel properties are operated pursuant to a hotel management agreement with Remington Hospitality, a hotel management company and a subsidiary of Ashford Inc. Each management company receives a base management fee and may also be eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
The management agreements with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, or Hyatt allow eight of our hotel properties to operate under the Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons or Park Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), or Hyatt’s (or its affiliates), applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons (or its affiliates) or Hyatt (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager (or its affiliates) and the management agreement with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons and Hyatt, grants the applicable manager the rights to use such intellectual property or trademarks with respect to the applicable hotel.
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
Franchise Agreements. Cameo Beverly Hills is subject to a Franchise Agreement, which allows the hotel to use the LXR name and system for 25 years and is non-renewable. Among other fees, we are obligated to pay monthly franchise fees and program fees under the Franchise Agreement. Monthly franchise fees are 3% of Gross Rooms Revenue (GRR) through April 30, 2026, at which time they will increase to 4% of GRR through December 31, 2026, and then they will increase to 5% of GRR for the remainder of the term. Monthly program fees are 2% of GRR through April 30, 2026, at which time they will increase to 3% of GRR through August 3, 2026, and then they will increase to 4% of GRR for the remainder of the term.
Sofitel Chicago Magnificent Mile is subject to a Franchise Agreement, which allows the hotel to use the Sofitel name and system for 16 years and is renewable for two additional periods of five-years each. Among other fees, we are obligated to pay monthly royalty fees and marketing fees under the Franchise Agreement. Monthly royalty fees are 4.4% of Room Revenue. Monthly marketing fees are 1.5% of Room Revenue.
Our Financing Strategy
As of December 31, 2025, our indebtedness was approximately $1.1 billion, with a weighted average interest rate of 6.65% per annum, taking into account in-the-money interest rate caps. Approximately 7.7% of our debt bears interest at a fixed rate of 4.5% and the remaining 92.3% bears interest at a variable rate of SOFR plus 3.13%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
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
•    Equity Compensation. To incentivize employees, officers, consultants, non-employee directors, affiliates and representatives of Ashford LLC, or its affiliates, to achieve our goals and business objectives, as established by our board of directors, in addition to the base fee and the incentive fee described above, our board of directors has the authority to make equity awards to Ashford LLC or directly to employees, officers, consultants and non-employee directors of Ashford LLC, or its affiliates, based on our achievement of certain financial and other hurdles established by our board of directors. These annual equity awards are intended to provide an incentive to Ashford LLC and its employees to promote the success of our business. The Company currently does not have an equity incentive plan.

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
•Assignment. Ashford LLC may assign its rights under the agreement without our approval to any affiliate under the control of Ashford Inc.
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
Letter Agreement
On August 26, 2025, Braemar entered into a Letter Agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement is $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. have agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees (the “Company Sale Fee”). Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment will be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company does not occur before July 1, 2028. The $17.0 million payment is presented in “deposit paid to Ashford Inc.” on the consolidated balance sheet.
Amendment to Letter Agreement
On December 22, 2025, Braemar entered into an amendment to the Letter Agreement (the “Amendment”). The Amendment was entered into in order to eliminate unintended ambiguity regarding the circumstances under which the termination fees become due and payable to Ashford Inc. and the timing of payment in order to more fully reflect the parties’ original intent under the Letter Agreement and ensure consistency across potential transaction structures in how the proceeds from a Company Sale Transaction (as defined in the Letter Agreement) are applied. Specifically, the Amendment revises the definition of “Company Sale Transaction” to clarify that it is a Company Change of Control (as defined in the advisory agreement). Pursuant to the Amendment, Braemar and Ashford Inc. further agreed that the Company Sale Fee (as defined in the Letter Agreement) will be paid directly to Ashford Inc. from Net Sale Proceeds (as defined in the Amendment) of a Company

Sale Transaction (as defined in the Amendment), after payment of any Master Agreement Termination Fee (as defined in the Amendment), but before any other payments, dividends or distributions are made. In the event that Braemar’s assets are sold in more than one Company Sale Transaction and the Net Sale Proceeds from a particular Company Sale Transaction is insufficient to pay the Company Sale Fee and accrued fees in full, the Amendment provides that the Net Sale Proceeds from subsequent sales or dispositions of assets will be applied towards the payment of the Company Sale Fee until the Company Sale Fee is paid in full.
The Amendment further provides that upon the complete satisfaction and discharge of the Company Sale Fee, and the Master Agreement Termination Fee (if applicable), each of the Company and Ashford Inc. may terminate the advisory agreement upon providing 60 days’ prior written notice to the other. The Amendment further provides that in the case of a sale or disposition of assets representing 50% or more of the Gross Asset Value (as defined in the advisory agreement and calculated as of January 1, 2025) of all of Braemar’s assets, the buyer must pay directly to Ashford Inc. the cash proceeds from such sale or disposition transaction necessary to satisfy the Master Agreement Termination Fee, and the related master agreements will terminate upon closing of such transaction. If proceeds are insufficient to pay the Master Agreement Termination Fee, proceeds from subsequent sales will be applied until the fee is paid in full. Additionally, upon the approval of a plan of liquidation by Braemar’s stockholders, the master agreements will terminate, subject to payment of the Master Agreement Termination Fee.
\Hotel Management Agreements
General
To qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for The Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties, other than the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville, Cameo Beverly Hills and Sofitel Chicago Magnificent Mile (which are operated by Remington Hospitality), are operated pursuant to a hotel management agreement with one of four independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, LLC (or its affiliates, The Ritz-Carlton Hotel Company, L.L.C., Ritz-Carlton (Virgin Islands), Inc., and Luxury Hotels International of Puerto Rico, Inc.), (3) Four Seasons, and (4) Hyatt.
The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Remaining Extension Options By Manager
Capital Hilton	12/17/2003	12/31/2033	Two 10-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
The Ritz-Carlton Sarasota	1/1/2015	12/31/2030	Two 10-year options
Sofitel Chicago Magnificent Mile	5/5/2025	5/5/2035	Three 7-year options and one 4-year option
Pier House Resort & Spa	11/6/2019	11/6/2029	Three 7-year options and one 4-year option
Bardessono Hotel and Spa	11/6/2019	11/6/2029	Three 7-year options and one 4-year option
The Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek Resort & Spa	12/11/1987	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/6/2029	Three 7-year options and one 4-year option
The Ritz-Carlton Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Cameo Beverly Hills	8/5/2021	8/5/2031	Three 7-year options and one 4-year option
The Ritz-Carlton Reserve Dorado Beach	7/30/2008	12/31/2042	Two 10-year options
Four Seasons Resort Scottsdale	3/29/1996	12/31/2039	Two 20-year options

Each hotel management company receives a base management fee (expressed as a percentage of gross revenues) ranging from approximately 2.0%–4.0%, as well as an incentive management fee calculated as a percentage of hotel operating income, in certain cases after funding of certain requirements, including the capital renewal reserve, and in certain cases after we have received a priority return on our investment in the hotel (referred to as the owner’s priority), as summarized in the chart below:

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$174,950,115

The Notary Hotel	4%	20% of the excess of operating profit over owner’s priority	1.5% of gross room sales	$9,257,666 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000	Not applicable

Sofitel Chicago Magnificent Mile	Greater of $17,821 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Pier House Resort & Spa	Greater of $17,821 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel and Spa	Greater of $17,821 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over owner’s priority for such Fiscal Year	1.0% of gross revenues	$11,217,218 plus 10.25% of the amount of owner-funded capital expenditures	Not applicable

Park Hyatt Beaver Creek Resort & Spa	Greater of 3.0% or $2,559,465 on an annual basis (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $17,821 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the owner’s priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of future owner-funded capital expenditures	Not applicable

The Ritz-Carlton Lake Tahoe	3%	The sum of (i) 15% of the amount by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the owner’s priority; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of gross revenues for such Fiscal Year	1% of gross revenues for each fiscal year	$9,534,318 plus 10% of the amount of certain owner-funded renovation expenditures, plus 10% of any other owner-funded capital expenditures after 1/1/2022 that were approved by manager, plus a varying additional credit based on the number of condominium units (which are to be constructed) in the voluntary rental program	Not applicable

Cameo Beverly Hills	Greater of $17,821 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
The Ritz-Carlton Reserve Dorado Beach	3%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	$250,000 if Net House Profit exceeds Owner’s Priority plus 20% of the excess of Net House Profit over Owner’s Priority with annual true-up	1% of Gross Revenues plus allocation of reimbursable expenses	$14,612,625 plus (a) 11% of any operating losses funded by owner, plus (b) 11% of certain non-routine capital expenditures incurred by manager and certain non-routine owner-funded capital expenditures, plus (c) $100,000 time the number of condominium units in the voluntary rental program at the beginning of each FY, plus (d) an amount negotiated at the beginning of each year for the West Beach Estates and East Beach Villas participating in the standard and flexible voluntary rental program	Not applicable

Four Seasons Resort Scottsdale	3.5%, comprised of a management fee of 3.0% and a royalty fee of 0.5%	7.5% of the amount of operating profit (after deducting property taxes, insurance premiums, and expenditures from the capital reserve) for a particular period, minus the Hurdle Amount applicable for the same period. If there is a negative incentive fee in any year, the negative balance will carry forward and operate as a hurdle to future incentive fees	1.47% of budgeted gross revenues.	$21,061,911.17 (to be reduced to zero in January 1, 2039). Any Additional Capital will be reduced to zero 15 years after made.	Not applicable
__________________
(1)    Management fee is expressed as a percentage of gross hotel revenue.
(2)    Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. For some properties these amounts will continue to increase over time by the amount of additional owner-funded capital expenses.
The hotel management agreements allow each hotel to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons, and Park Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), or Hyatt’s (or its affiliates), as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates, including, without limitation, The Ritz-Carlton), Hilton (or its affiliates), Four Seasons (or its affiliates), or Hyatt (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
Below is a summary of the principal terms of the hotel management agreements with Marriott (or its affiliates), Hilton, Accor, Hyatt, Four Seasons, and Remington Hospitality.
Marriott Management Agreements
Term. The remaining base term of each of our five management agreements with Marriott (or its affiliates) ranges from approximately 5 to 40 years, expiring between December 31, 2030 and December 31, 2065. Each of these agreements has remaining automatic extension options of two 10-year extensions at the discretion of the manager.
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
Termination Upon Event of Default. A non-defaulting party may terminate the management agreement upon an Event of Default (as defined in the applicable management agreement) generally after the expiration of any notice and cure periods; provided, however, the management agreement may not be terminated by the non-defaulting party unless and until such Event of Default has a material adverse effect on the non-defaulting party. In the case of The Notary Hotel, and The Ritz-Carlton Reserve Dorado Beach, if the defaulting party contests such Event of Default or such material adverse effect, the non-defaulting party may not terminate unless a court of competent jurisdiction has issued a final, binding and non-appealable order finding that the Event of Default has occurred and that the default resulted in a material adverse effect.

Early Termination for Casualty. The termination provisions for our Marriott-managed hotel properties after casualty are summarized as follows:
•    If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 33% or more of the then replacement cost in the case of The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota, and 60% or more of the then-total replacement cost in the case of The Ritz-Carlton St. Thomas, The Ritz-Carlton Reserve Dorado Beach and The Notary Hotel), then either party may terminate the management agreement.
Early Termination for Condemnation. If all or substantially all of the hotel (meaning 1/3 or more of the replacement cost therefor with respect to The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota and 50% or more of the replacement value of the hotel with respect to The Ritz-Carlton St. Thomas) is taken in any condemnation or similar proceeding, or a portion of the hotel is so taken, and the result is that it is unreasonable to continue to operate the hotel in accordance with the management agreement, the hotel management agreement shall terminate (provided, however, with respect to The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota the management agreement will be terminated at our option or the manager’s option, and with respect to The Notary Hotel, the management agreement will be terminated only at the manager’s option).
Performance Termination. All of the management agreements are structured to provide us with a right to terminate without payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the management agreement), which, (a) in the case of The Notary Hotel is 85% of the owner’s priority return (as defined in the management agreement), (d) in the case of The Ritz-Carlton St. Thomas is $6,000,000, plus 85% of 10.25% of owner-funded capital expenditures incurred after November 20, 2019, (e) in the case of The Ritz-Carlton Sarasota is $6,000,000, (f) in the case of The Ritz-Carlton Lake Tahoe is $7,200,000 minus the annual amount of certain shared facilities expenses relating to offsite parcels that are deemed to gross operating expenses for a fiscal year, and (g) in the case of Dorado Beach, a Ritz-Carlton Reserve, it is 75% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which ranges from 0.65 to 1.191 (this item is currently being negotiated for Dorado Beach, a Ritz-Carlton Reserve), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of certain disruptive events, such force majeure, major renovation, or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel, by waiving base management fees (and, with respect to The Ritz-Carlton St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
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
Right of First Offer. All of the management agreements (except for the management agreement for The Ritz-Carlton Lake Tahoe) provide the manager with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right (except in the management agreement for The Ritz-Carlton Sarasota). After notice of a proposed sale to the manager, we have a specified time period, ranging from 10 business days to 60 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 15 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or consents to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale (the management agreement for The Ritz-Carlton St. Thomas also requires that the sale must occur within 15 months after the manager’s 30-day negotiation period if the manager makes an offer acceptable to us pursuant to the manager’s right of first offer; The Ritz-Carlton Sarasota management agreement requires that the sale must occur within 365 days after the manager’s receipt of our original notice pertaining to the manager’s right of first offer; The Notary Hotel management agreement requires that the sale must occur within one year after the expiration of the right of first negotiation period; The Ritz-Carlton Reserve Dorado Beach management agreements requires that the sale must occur within 18 months after the 30-day right of first negotiation period) or the notice of sale is deemed void and we must provide a new notice to the manager.
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
Remington Hospitality Master Hotel Management Agreement
General. We are party to an Amended and Restated Hotel Master Management Agreement, dated August 8, 2018 with Remington Hospitality, which agreement we refer to below as the “master hotel management agreement.” Pursuant to the master hotel management agreement, Remington Hospitality currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville, Sofitel Chicago Magnificent Mile and Cameo Beverly Hills. The master hotel management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hospitality, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Hospitality, or (ii) by a majority vote, elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hospitality for the particular hotel, or (B) based on the prior performance of Remington Hospitality, another manager or developer could perform the management duties materially better than Remington Hospitality for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hospitality Hotel Management MEA—Exclusivity Rights of Remington Hospitality.”

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
Amounts Payable under the Master Hotel Management Agreement. Remington Hospitality receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•    $17,821 (increased annually based on consumer price index adjustments); or
•    3% of the gross revenues associated with that hotel for the related month.
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
TRS Leases
Since 2013 Braemar TRS has formed multiple subsidiaries which lease acquired hotels. Braemar TRS has elected to be treated as a TRS. One of the hotels we acquired from Ashford Trust in connection with the spin-off is owned by our operating partnership and leased to a subsidiary of Braemar TRS. One of our hotels has been held in a joint venture in which we now own a 100% equity interest. The hotel owned by the joint venture is leased to a subsidiary of the joint venture, which the subsidiary we have elected to treat as a TRS. Generally, we intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases, unless not appropriate based on relevant regulatory factors. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time. One hotel property, located in the U.S. Virgin Islands, is owned by our USVI TRS.
Term. The leases for our hotel properties include a term of three years, which expire on December 31, 2028. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel, preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. Conversations with the EPA are ongoing.
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

Employees
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. currently have approximately 82 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine, the Israel-Palestine-Iran conflict and ongoing instability in Venezuela;
•availability, terms and deployment of capital;
•unanticipated increases in financing and other costs, including changes in interest rates;
•availability of qualified personnel to our advisor;
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier) and our executive officers and our non-independent directors;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•our ability to complete a potential sale of the Company;

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
Economic conditions in the United States and geopolitical developments could have a material adverse impact on our earnings and financial condition.
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and by geopolitical conflicts, such as the conflict between Russia and Ukraine, the Israel-Palestine-Iran conflict, and other regional or international tensions, including ongoing uncertainty in Venezuela. Because economic conditions in the United States may affect demand within the hospitality industry, current and future economic conditions in the United States, including slower economic growth, stock market volatility, heightened inflationary pressures, recessionary concerns, or reduced consumer spending could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary pressures, inflation, increases in unemployment levels, energy prices, tariffs and trade barriers, changes in currency exchange rates, uncertainty regarding government fiscal, monetary, and tax policy, geopolitical events, regulatory developments, changes in U.S. foreign policy and the availability and cost of credit and interest rates.
The U.S. government has imposed significant tariffs on imported goods, and additional tariffs or trade restrictions may be implemented in the future. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. These measures could strain international trade relations and increase the risk that foreign governments impose retaliatory tariffs or other restrictions on goods imported from the United States. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Such actions may lead to higher costs, supply chain disruptions, increased operational complexity and broader economic uncertainty, all of which could adversely affect our business and financial condition.
Further, periodic impasses in the U.S. federal budget and appropriations process raise the risk of a partial or full U.S. government shutdown. A government shutdown could negatively impact economic conditions, consumer and business confidence, financial markets, and regulatory and administrative functions, which in turn could adversely affect us, delay government approvals or processes, and otherwise have a material adverse effect on our business, results of operations, and financial condition.
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
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock and 8.25% Series D Cumulative Preferred Stock for each quarter of 2025, 2024 and 2023 and for the Company’s Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for each month of 2025, 2024 and 2023. The Company paid a quarterly cash dividend of $0.05 per share for the Company’s common stock for each of 2025, 2024 and 2023, or $0.20 per share on an annualized basis. The board of directors has not approved a common equity dividend policy for 2026 in light of the fact that there is an ongoing Company sale process, which could result in the Company’s assets being sold in more than one transaction with net proceeds being distributed to stockholders after satisfying the Company’s other obligations. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof and the board of directors may decide not to pay any dividends on our common stock and/or preferred stock. We may not pay dividends on our common stock or preferred stock in the future. If we fail to pay dividends on our common stock or preferred stock, the market price of our common stock or preferred stock will likely be adversely affected.
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
Similarly, pursuant to our hotel management agreement with Remington Hospitality, a subsidiary of Ashford Inc., we pay Remington Hospitality monthly base hotel management fees on a per hotel basis equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hospitality equal to approximately $18,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Our business is significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels are located in the Washington, D.C., Sarasota, Scottsdale, Philadelphia, Chicago, Key West, Vail/Beaver Creek, Lake Tahoe, Los Angeles, San Francisco, Puerto Rico and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas and any additional areas in which we may acquire assets in the future, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Jim Plohg, Deric S. Eubanks and Justin Coe, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
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

If we acquire additional hotel properties, we face significant competition for attractive investment opportunities from other well-capitalized investors.
If we acquire additional hotel properties, we face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and greater access to debt and equity capital than we have. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan. As a result of such competition, we may be unable to acquire hotel properties that we deem attractive at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. In addition, we would expect to finance any future acquisitions through a combination of the use of retained cash flows, property-level debt, and offerings of equity and debt securities, which may result in additional leverage or dilution to our stockholders. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
In addition, if we were to sell hotel properties, availability of capital, the number of hotel properties available for sale and market conditions, all affect prices. We may not be able to sell hotel assets at our targeted price.
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
We own an interest in a joint venture and we do not have sole decision-making authority regarding this joint venture. In addition, we may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or noncontrolling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We may not be in a position to exercise sole decision-making authority regarding any future properties that we may hold in a partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, because neither we nor the partner or co-venturer have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
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
We do not have any employees. We contractually engage hotel managers, such as Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt, and our affiliate, Remington Hospitality, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. Each hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; and we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and we cannot reduce staffing at our hotels as we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hospitality, which is our affiliate.
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
We are parties to hotel management agreements under which unaffiliated third-party hotel managers manage our hotels. We have also entered into a master hotel management agreement with Remington Hospitality, a subsidiary of Ashford Inc., pursuant to which Remington Hospitality currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville, Cameo Beverly Hills, and Sofitel Chicago Magnificent Mile. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
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
Seven of our 13 hotels utilize brands owned by Marriott (or its affiliates) or Hilton (or its affiliates). As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands (or the brands of their affiliates). We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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

We are increasingly dependent on information technology, and cyber-attacks, security problems, artificial intelligence-related risks, or other disruption and expanding social media vehicles present new risks.
Ashford LLC and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We are also increasingly exposed to risks associated with the use of artificial intelligence (“AI”) and machine learning technologies, both as tools we and/or our hotel managers may adopt to improve operations. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. The regulatory landscape governing AI is also rapidly developing, with new federal and state laws, regulatory guidance, and international frameworks emerging that may impose additional compliance obligations on us. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. This includes systems that may incorporate AI or machine learning capabilities, which may introduce additional risks, including algorithmic errors, biased outputs, unintended data exposure, or vulnerabilities that could be exploited by third parties. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, including through the use of AI-enabled tools that allow malicious actors to identify vulnerabilities, automate attacks, generate convincing phishing or social engineering content, or bypass traditional security controls, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware and AI-powered attack tools, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, including due to the increased remote access associated with work-from-home arrangements as a result of the COVID-19 pandemic, Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. We may also incur costs related to evaluating, adopting, or monitoring AI technologies and ensuring their responsible use in compliance with applicable law. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems, that AI systems we or our vendors use will perform as intended without error or bias, or that any such incident will be discovered in a timely manner.
In addition, the use of social media or AI technologies could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our hotel managers or our hotels on any social networking website could damage our or our hotels’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels or inadvertently through the use of AI tools. The continuing evolution of social media and AI will present us with new challenges and risks.
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
A class action lawsuit was filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. For more information, see “Item 3. Legal Proceedings.”
Risks Related to our Debt Financing
We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.
As of December 31, 2025, we had approximately $1.1 billion of outstanding indebtedness, including approximately $1.0 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
As of December 31, 2025, we had approximately $1.1 billion of outstanding indebtedness, including approximately $1.0 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreement, the original master hotel management agreement, the original mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as the master project management agreement, the master hotel management agreement, the hotel management MEA and the project management MEA entered into in connection with Ashford Inc.’s August 2018 acquisition of Premier and the ERFP Agreement were not negotiated on an arm’s-length basis with an unaffiliated third party, and we may pursue less vigorous enforcement of the terms of the current agreements, because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford LLC.
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
Remington Hospitality, a subsidiary of Ashford Inc., currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville, Cameo Beverly Hills, and Sofitel Chicago Magnificent Mile. We expect Remington Hospitality will manage certain of the hotels we acquire in the future. Premier, also a subsidiary of Ashford Inc., currently provides design and construction services to us. We expect Premier will also provide design and construction services to us in the future. Conflicts of interest in general and specifically relating to Remington Hospitality and Premier may lead to management decisions that are not in our stockholders’ best interest.
As of December 31, 2025, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,573,359 shares of Ashford Inc. common stock, which if converted as of December 31, 2025 would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.8%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of December 31, 2025, those rights represented approximately 551,000 common shares.
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
Particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, REITs, including us, have been targets of stockholder litigation, stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, the other businesses and entities to which Ashford LLC and Ashford Inc. provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the OBBBA to have a material impact on the consolidated financial statements for the year ending December 31, 2025 and will continue to monitor its impacts.
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
Our charter authorizes the issuance of up to 250,000,000 shares of common stock and 80,000,000 shares of preferred stock. As of March 9, 2026, we had 68,679,318 shares of our common stock issued and outstanding, 3,078,017 shares of our Series B Cumulative Convertible Preferred Stock, 1,600,000 shares of our Series D Cumulative Preferred Stock, 11,528,242 shares of our Series E Redeemable Preferred Stock and 1,382,407 shares of our Series M Redeemable Preferred Stock. We have also classified 10,000,000 shares of our authorized preferred stock as Series C Preferred Stock. As of March 9, 2026, no shares of Series C Preferred Stock are issued and outstanding. Our charter allows us to create new series of preferred stock at any time. Accordingly, we may issue up to an additional 181,320,682 shares of common stock and 62,411,334 shares of preferred stock.
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
The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales or dealer sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., sale of a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT during the particular tax year satisfy at least one of the following thresholds: (a) not more than seven sales during the year (treating the sale of multiple properties to the same buyer in a single transaction as a single sale for this purpose); (b) sales in the current year do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis.
If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, or on the advice our tax advisors that the disposition should not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the IRS could assert that the disposition constitutes a prohibited transaction. We believe based upon the facts and circumstances of the sales of our properties that such sales should not be treated as prohibited transactions. There can be no assurance, however, that the IRS will not successfully assert that sales of our properties are prohibited transactions. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a penalty tax which will have a negative impact on cash flow and the ability to make cash distributions. In addition, we may defer the sale of certain properties in order to reduce the likelihood that a sale would be treated as a prohibited transaction.
Finally, we may sell one or more of our properties pursuant to an adopted plan of liquidation. Depending on the applicable facts and circumstances, such sales might not be treated as prohibited transactions. There can be no assurance, however, that the IRS will not successfully assert that sales of our properties pursuant to an adopted plan of liquidation are prohibited transactions. If such an assertion were successful, all of the net gain from the sale of the properties will be payable as a penalty tax which will have a negative impact on cash flow and the ability to make cash distributions.
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
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock. During the fiscal year ended December 31, 2025, our high common stock price was $3.28 and the low common stock price was $1.80.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 9, 2026, we have not repurchased any shares of our common stock under the current $50.0 million repurchase authorization. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Risks Related to a Potential Strategic Transaction
There can be no assurance that the Company’s strategic process will result in a completed transaction, and the failure to complete a sale transaction could adversely affect our business, financial condition, and stock price.
The board of directors is exploring potential strategic alternatives, including a potential sale of the Company or one or more potential transactions involving the sale of individual assets. However, there can be no assurance that the strategic process will result in a transaction of any kind. The outcome of the process will depend on many factors beyond our control, including the availability of interested buyers for the Company as a whole or for individual assets, the state of the capital markets, macroeconomic and industry conditions, and the ability to negotiate mutually acceptable terms. Macroeconomic conditions and market volatility could cause actual results to differ materially from those anticipated in connection with a potential transaction. If a transaction, whether a sale of the entire Company or a sale of individual assets, is not completed, we may have incurred significant costs, including advisory, legal, and other fees, without realizing any corresponding benefit. In addition, the failure to complete a transaction, or uncertainty about whether or when a transaction may be completed, could negatively affect investor sentiment, cause volatility in our stock price, and adversely affect our business, operating results, liquidity, and financial condition. We can give no assurance that the strategic process will result in a definitive agreement or a completed transaction, whether involving the entire Company or individual assets, on terms favorable to stockholders, or at all.
The Company’s strategic process could be lengthy and could divert management attention and resources, which could adversely affect our operating performance.
The strategic process may require a significant commitment of time and resources from our management team. Conducting a process to evaluate a potential sale of the Company or a series of transactions involving the sale of individual assets requires our management team to devote a significant amount of time to the potential sales process, which diverts management attention from our operating performance. Moreover, turbulent market conditions and engaging with multiple bidders, whether for the Company as a whole or for individual assets, might make it difficult to run an efficient process. The pendency of a strategic process could also make it more difficult to retain key personnel and could create uncertainty that adversely affects our relationships with employees, hotel managers, franchisors, lenders, and other business partners. Any of these factors could negatively affect our operating results and financial condition, regardless of whether a transaction is ultimately completed.
Even if a transaction is announced, it may be subject to conditions that are outside our control, and there can be no assurance that an announced transaction will be completed on the expected terms or at all.
Even if we enter into a definitive agreement with respect to a sale of the Company or one or more transactions involving the sale of individual assets, the completion of any such transaction would likely be subject to a number of conditions, many of which would be outside our control. These conditions may include, among others, the receipt of required regulatory approvals, third-party consents (including from hotel managers, franchisors, and lenders), financing availability for the acquirer, and satisfaction of other customary closing conditions. In the case of individual asset sales, additional consents or approvals specific to the assets being sold may also be required. The availability, terms, and deployment of capital are factors that could cause actual results to differ materially from our expectations, and constrained capital markets could impair a prospective buyer's ability to secure acquisition financing, whether for the Company as a whole or for individual assets. Constrained credit environments may make refinancing or transaction financing difficult and may force parties to seek unfavorable alternatives. If any condition to a definitive agreement is not satisfied or waived, or if a transaction is abandoned after announcement, we may face significant adverse consequences, including a decline in our stock price, reputational harm, disruption to our business, and significant costs incurred in connection with the failed transaction.

The Company’s strategic process and any resulting transaction could cause volatility in our stock price, give rise to stockholder activism or litigation, and result in significant costs.
The market price of our common stock may be volatile, and many factors, including speculation in the press or the investment community and general market and economic conditions, could cause significant fluctuations in our stock price. The announcement or pendency of a strategic process, including any potential sale of the Company or one or more transactions involving the sale of individual assets, including uncertainty about the terms, timing, or likelihood of a transaction, could increase stock price volatility. The potential for conflicts of interest in our management structure may also provoke dissident stockholder activity, and responding to activist investors can be costly, time-consuming, and disruptive to our operations. We may be subject to litigation in connection with the strategic process or any resulting transaction, including in connection with any individual asset sales, which may result in significant defense costs, settlements, fines, or judgments, as well as negative publicity, and could adversely affect our financial condition, operating results, cash flow, and the trading price of our common stock. Any such litigation could also delay or prevent completion of a transaction.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy. The Company relies on Ashford Inc. and the Company’s managers to protect the electronic assets of the Company. Their programs consist of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, electronic communication, risk/security reporting, incident response planning and business continuity planning. The information technology department of Remington Hospitality (“IT Department”), which includes a cybersecurity department (“IT Security Department”), is responsible for implementing processes and coordinating with the Human Resources Department to align training and onboarding efforts of Ashford Inc. and Remington Hospitality employees handling the Company’s electronic assets.
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
Governance. Management provided by Ashford Inc. is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Executive Vice President of Asset Management for Ashford Inc. and the Executive Vice President of Technology for Remington Hospitality. A Cyber Incident Response Team comprised of Ashford Inc. and Remington Hospitality employees meet monthly to review incidents that have occurred and/or impacted the Company’s electronic assets. The Executive Vice President of Technology for Remington Hospitality reviews weekly reports that contain an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Executive Vice President of Technology provides such report to the Executive Vice President of Asset Management on a quarterly basis. The Audit Committee of the board of directors is then briefed each quarter on the occurrence of any cybersecurity incidents.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

Hotel Properties
As of December 31, 2025, we held ownership interests in 13 hotel properties that were included in our consolidated operations, which included direct ownership in 13 hotel properties. Eleven of our hotel properties are located in the United States, one is located in Puerto Rico and one is located in the U.S. Virgin Islands.
The following table presents certain information related to our hotel properties as of December 31, 2025:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton (1)	Washington, D.C.	559	100%	559	74.32%	$273.86	$203.54
The Notary Hotel	Philadelphia, PA	499	100%	499	65.16%	229.99	149.86
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415	69.83%	261.73	182.76
Pier House Resort & Spa	Key West, FL	142	100%	142	74.09%	607.54	450.15
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180	60.60%	1,060.23	642.45
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193	47.03%	691.30	325.12
Hotel Yountville	Yountville, CA	80	100%	80	54.34%	638.09	346.75
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276	65.88%	554.04	365.00
The Ritz-Carlton Lake Tahoe (2)	Truckee, CA	170	100%	170	54.09%	758.59	410.31
Cameo Beverly Hills (3)	Los Angeles, CA	143	100%	143	52.63%	280.09	147.41
The Ritz-Carlton Reserve Dorado Beach (4)	Dorado, Puerto Rico	96	100%	96	67.48%	2,195.81	1,481.67
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210	60.22%	867.26	522.22
Ground Lease Property (5)
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65	67.15%	965.02	648.00
Total		3,028		3,028	67.37%	$410.00	$276.21
________
(1)    The hotel was 75% majority owned by Braemar through November 2025.
(2)     The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(3)    Includes 138 hotel rooms and five residences adjacent to the hotel. On August 1, 2023, the Company announced the rebranding and planned conversion of the hotel to the Cameo Beverly Hills. In December 2025, after an extensive renovation was completed, the hotel joined LXR Hotels & Resorts.
(4)    The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.
(5)    Some of our hotel properties are on land subject to ground leases, one of which covers the entire property.
(6)    The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.
Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. As of December 31, 2025, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of December 31, 2025. The Court granted a motion for preliminary approval of the settlement on October 27, 2025, and a hearing on a motion for final approval is set for April 20, 2026.

On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million. Braemar’s portion of the settlement is approximately $679,000. As of December 31, 2025, the settlement liability amount has been accrued.
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
Our common stock is listed and traded on the NYSE under the symbol “BHR.” On March 9, 2026, there were 514 holders of record.
Distributions and Our Distribution Policy
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock, 8.25% Series D Cumulative Preferred Stock, Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for each quarter of 2025 in amounts that such holders of our preferred stock are entitled to receive. Our board of directors declared quarterly cash dividends of $0.05 per diluted share for the Company’s common stock for each quarter of 2025. The board of directors has not approved a common equity dividend policy for 2026 in light of the fact that there is an ongoing Company sale process, which could result in the Company’s assets being sold in more than one transaction with net proceeds being distributed to stockholders after satisfying the Company’s other obligations. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review its dividend policy on a quarter-to-quarter basis.
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
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2025		2024		2023
	Amount		Amount		Amount
Common Stock (cash):
Ordinary taxable dividend	$—		$—		$—
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		—		—
Return of capital	0.2000000		0.2000000		0.2000000
Total	$0.2000000	(1)	$0.2000000	(1)	$0.2000000	(1)

	2025		2024		2023
	Amount		Amount		Amount
Preferred Stock – Series B:
Ordinary taxable dividend	$—		$—		$0.1781351
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.0383956		—
Return of capital	0.1375200		0.3368044		1.1970649
Total	$0.1375200	(1)	$1.3752000	(1)	$1.3752000	(1)

Preferred Stock – Series D:
Ordinary taxable dividend	$—		$—		$0.2671508
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5572914		—
Return of capital	2.0624000		0.5051086		1.7952492
Total	$2.0624000	(1)	$2.0624000	(1)	$2.0624000	(1)
Preferred Stock – Series E:
Ordinary taxable dividend	$—		$—		$0.2475692
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.4157881		—
Return of capital	1.8750000		0.4592119		1.6636608
Total	$1.8750000	(1) (4)	$1.8750000	(1) (3)	$1.9112300	(1) (2)
Preferred Stock – Series M (CUSIP #10482B705):
Ordinary taxable dividend	$—		$—		$0.2701249
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5935356		—
Return of capital	2.1354100		0.5168644		1.8152351
Total	$2.1354100	(1) (4)	$2.1104000	(1) (3)	$2.0853600	(1) (2)
Preferred Stock – Series M (CUSIP #10482B887):
Ordinary taxable dividend	$—		$—		$0.2693166
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5888239		—
Return of capital	2.1291400		0.5153361		1.8098034
Total	$2.1291400	(1) (4)	$2.1041600	(1) (3)	$2.0791200	(1) (2)
Preferred Stock – Series M (CUSIP #10482B796):
Ordinary taxable dividend	$—		$—		$0.2685057
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5841121		—
Return of capital	2.1228800		0.5138079		1.8043000
Total	$2.1228800	(1) (4)	$2.0979200	(1) (3)	$2.0728057	(1) (2)
Preferred Stock – Series M (CUSIP #10482B861):
Ordinary taxable dividend	$—		$—		$0.2676897
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5794004		—
Return of capital	2.1166400		0.5122796		1.7988703
Total	$2.1166400	(1) (4)	$2.0916800	(1) (3)	$2.0665600	(1) (2)
Preferred Stock – Series M (CUSIP #10482B770):
Ordinary taxable dividend	$—		$—		$0.2668775
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5746886		—
Return of capital	2.1104000		0.5107514		1.7934125
Total	$2.1104000	(1) (4)	$2.0854400	(1) (3)	$2.0602900	(1) (2)

	2025		2024		2023
	Amount		Amount		Amount
Preferred Stock – Series M (CUSIP #10482B846):
Ordinary taxable dividend	$—		$—		$0.2660653
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5699769		—
Return of capital	2.1041600		0.5092231		1.7879000
Total	$2.1041600	(1) (4)	$2.0792000	(1) (3)	$2.0539653	(1) (2)
Preferred Stock – Series M (CUSIP #10482B820):
Ordinary taxable dividend	$—		$—		$0.2433000
Unrecaptured 1250 gain	—		—		—
Capital gain distribution	—		1.5652576		—
Return of capital	2.0979200		0.5076924		1.6356405
Total	$2.0979200	(1)(4)	$2.0729500	(1) (3)	$1.8789405	(1) (2)
____________________
(1)The distributions paid January 17, 2023 to stockholders of record as of December 30, 2022 are treated as 2023 distributions for tax purposes. The fourth quarter 2023 distributions paid January 16, 2024 to stockholders of record as of December 29, 2023 are treated as 2024 distributions for tax purposes. The fourth quarter 2024 distributions paid January 15, 2025 to stockholders of record as of December 31, 2024 are treated as 2025 distributions for tax purposes. The fourth quarter 2025 distributions paid January 15, 2026 to stockholders of record as of December 31, 2025 are treated as 2026 distributions for tax purposes.
(2)Distributions per share reflects the annual rate per share for distributions reportable in 2023.
(3)Distributions per share reflects the annual rate per share for distributions reportable in 2024.
(4)Distributions per share reflects the annual rate per share for distributions reportable in 2025.
Equity Compensation Plan Information
The Company currently does not have an equity incentive plan.
Purchases of Equity Securities by the Issuer
On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. As of December 31, 2025, the Company has not repurchased any common stock pursuant to this program.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	—	—	$50,000,000
November 1 to November 30	—	—	—	$50,000,000
December 1 to December 31	—	—	—	$50,000,000
Total	—	—	—

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2020 through December 31, 2025, assuming an initial investment of $100 in stock on December 31, 2020 with reinvestment of dividends. The NAREIT Lodging & Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

225
200
175
150
125
100
75
50
2020
2021
2022
2023
2024
2025
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
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average was $200 for the year ended December 31, 2025. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of December 31, 2025, we owned interests in 13 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,028 total rooms. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of December 31, 2025, Remington Hospitality, a subsidiary of Ashford Inc., managed five of our 13 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Recent Developments
On August 26, 2025, Braemar entered into an agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement is $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. have agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees. Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment will be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company does not occur before July 1, 2028. On December 22, 2025, Braemar entered into the Amendment. The Amendment was entered into in order to eliminate unintended ambiguity regarding the circumstances under which the termination fees become due and payable to Ashford Inc. and the timing of payment in order to more fully reflect the parties’ original intent under the Letter Agreement and ensure consistency across potential transaction structures in how the proceeds from a Company Sale Transaction (as defined in the Letter Agreement) are applied.
On November 6, 2025, we sold The Clancy pursuant to an Agreement of Purchase and Sale, entered into effective October 6, 2025, for $115.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property.

On February 20, 2026, our board of directors, in consultation with counsel, in compliance with Article II, Section 12 of the Company’s bylaws, voted unanimously (with Mr. Ghassemieh recused) to determine that Mr. Ghassemieh was in breach of the cooperation agreement entered into on August 25, 2025 between the Company, Ashford Trust, Ashford Inc. and Mr. Ghassemieh (the “Ghassemieh Agreement”). Accordingly, pursuant to Section 4(a)(ii) of the Ghassemieh Agreement, Mr. Ghassemieh’s irrevocable resignation letter executed by Mr. Ghassemieh in connection with the Ghassemieh Agreement became effective on February 20, 2026.
On March 5, 2026, Ashford Inc. and Ashford LLC agreed with Deric Eubanks, the Chief Financial Officer of Ashford Inc., and Ashford LLC that, effective March 31, 2026 (the “Termination Date”), Mr. Eubanks would terminate employment with and service to Ashford Inc., Ashford LLC and their affiliates. Mr. Eubanks is also the Chief Financial Officer of the Company and Ashford Trust and accordingly his service as Chief Financial Officer of each of the Company and Ashford Trust will also end effective as of the Termination Date. Effective on the Termination Date, Justin Coe, the Company’s current Chief Accounting Officer and principal accounting officer, will serve as the principal financial officer of the Company.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table summarizes changes in key line items from our consolidated statements of operations for the year ended December 31, 2025 and 2024 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$428,990	$452,361	$(23,371)	(5.2)%
Food and beverage	179,538	181,250	(1,712)	(0.9)
Other	95,487	94,793	694	0.7
Total hotel revenue	704,015	728,404	(24,389)	(3.3)
Expenses
Hotel operating expenses:
Rooms	104,367	106,465	2,098	2.0
Food and beverage	141,846	145,901	4,055	2.8
Other expenses	223,977	225,864	1,887	0.8
Management fees	21,995	23,500	1,505	6.4
Total hotel operating expenses	492,185	501,730	9,545	1.9
Property taxes, insurance and other	34,253	42,508	8,255	19.4
Depreciation and amortization	92,578	98,733	6,155	6.2
Impairment charges	54,492	—	(54,492)
Advisory services fee	29,186	30,487	1,301	4.3
Corporate general and administrative	11,754	14,361	2,607	18.2
Total expenses	714,448	687,819	(26,629)	3.9
Gain (loss) on disposition of assets and hotel properties	82,797	88,165	(5,368)	(6.1)
Operating income (loss)	72,364	128,750	(56,386)	(43.8)
Equity in earnings (loss) of unconsolidated entity	(56)	(1,608)	1,552	96.5
Interest income	6,246	7,135	(889)	(12.5)
Other income (expense)	(1,572)	—	(1,572)
Interest expense and amortization of discounts and loan costs	(98,539)	(108,124)	9,585	8.9
Write-off of loan costs and exit fees	(1,833)	(6,111)	4,278	70.0
Gain (loss) on extinguishment of debt	(2,686)	(22)	(2,664)	(12,109.1)
Realized and unrealized gain (loss) on derivatives	(355)	585	(940)	(160.7)
Income (loss) before income taxes	(26,431)	20,605	(47,036)	(228.3)
Income tax (expense) benefit	(1,979)	(842)	(1,137)	(135.0)
Net income (loss)	(28,410)	19,763	(48,173)	243.8
(Income) loss attributable to noncontrolling interest in consolidated entities	325	(25,928)	(26,253)	(101.3)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,767	4,472	1,295	(29.0)
Net income (loss) attributable to the Company	$(22,318)	$(1,693)	$(20,625)	1,218.3%
All hotel properties owned for the year ended December 31, 2025 and 2024 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the year ended December 31, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024
Marriott Seattle Waterfront	Seattle, Washington	Disposition	August 7, 2025
The Clancy	San Francisco, California	Disposition	November 6, 2025

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Occupancy	65.94%	67.63%
ADR (average daily rate)	$492.56	$452.03
RevPAR (revenue per available room)	$324.82	$305.72
Rooms revenue (in thousands)	$428,990	$452,361
Total hotel revenue (in thousands)	$704,015	$728,404
The following table illustrates the key performance indicators of the 13 comparable hotel properties that were owned for the full year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Occupancy	64.56%	66.37%
ADR (average daily rate)	$526.78	$508.09
RevPAR (revenue per available room)	$340.08	$337.23
Rooms revenue (in thousands)	$378,715	$376,523
Total hotel revenue (in thousands)	$642,691	$625,338
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $20.6 million from a $1.7 million loss for the year ended December 31, 2024 (“2024”) to a $22.3 million loss for the year ended December 31, 2025 (“2025”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $23.4 million to $429.0 million during 2025 compared to 2024 primarily due to the sales of Marriott Seattle Waterfront in August 2025 and Hilton La Jolla Torrey Pines in July 2024. During 2025, our 13 comparable hotel properties experienced a 3.7% increase in room rates and a 181 basis point decrease in occupancy compared to 2024.
Fluctuations in rooms revenue between 2025 and 2024 are a result of the changes in occupancy and ADR between 2025 and 2024 as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (2)	$(635)	(432)	4.4%
The Notary Hotel	(1,347)	(183)	(1.8)%
Sofitel Chicago Magnificent Mile	(265)	(271)	3.2%
Pier House Resort & Spa	287	273	(2.2)%
The Ritz-Carlton St. Thomas (2)	(2,833)	(319)	(1.1)%
Park Hyatt Beaver Creek Resort & Spa (1)	(1,164)	(948)	14.7%
Hotel Yountville (1)	(1,222)	(542)	(1.6)%
The Ritz-Carlton Sarasota (2)	164	342	(4.5)%
Bardessono Hotel and Spa (2)	634	619	(5.0)%
The Ritz-Carlton Lake Tahoe (2)	1,029	62	2.9%
Cameo Beverly Hills (1)	(1,919)	(1,432)	2.1%
The Ritz-Carlton Reserve Dorado Beach	6,136	561	2.6%
Four Seasons Resort Scottsdale	3,325	645	(2.4)%
Total	$2,190	(181)	3.7%
Non-comparable
Hilton La Jolla Torrey Pines	$(15,500)	n/a	n/a
Marriott Seattle Waterfront	(11,874)	193	(0.5)%
The Clancy	1,813	616	14.9%
________
(1)This hotel was under renovation during 2025.
(2)This hotel was under renovation during 2024.

Food and Beverage Revenue. Food and beverage revenue decreased $1.7 million, or 0.9%, to $179.5 million during 2025 compared to 2024. We experienced an aggregate decrease in food and beverage revenue of $4.7 million at The Ritz-Carlton St. Thomas, Cameo Beverly Hills, Capital Hilton and Park Hyatt Beaver Creek Resort & Spa and a decrease of $11.3 million due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $14.3 million at nine comparable hotel properties.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $694,000, or 0.7%, to $95.5 million during 2025 compared to 2024. This increase is attributable to higher other hotel revenue of $7.5 million at eight comparable hotel properties. These increases were partially offset by a decrease of $4.9 million due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of approximately $1.9 million at Park Hyatt Beaver Creek Resort & Spa, Cameo Beverly Hills, The Ritz-Carlton St. Thomas, Four Seasons Resort Scottsdale and Hotel Yountville.
Rooms Expense. Rooms expense decreased $2.1 million, or 2.0%, to $104.4 million in 2025 compared to 2024. This decrease is attributable to an aggregate decrease in rooms expense of $646,000 at Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa, Pier House Resort & Spa and The Notary Hotel and a decrease of $5.9 million due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $4.4 million at nine comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $4.1 million, or 2.8%, to $141.8 million during 2025 compared to 2024. This decrease is attributable to lower aggregate food and beverage expense of approximately $2.7 million at seven comparable hotel properties and a decrease of $7.0 million due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $5.6 million at The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Reserve Dorado Beach, Capital Hilton, Pier House Resort & Spa and The Notary Hotel.
Other Operating Expenses. Other operating expenses decreased $1.9 million, or 0.8%, to $224.0 million in 2025 compared to 2024. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $432,000 in direct expenses and a decrease of $2.3 million in indirect expenses and incentive management fees in 2025 compared to 2024. Direct expenses were 4.7% of total hotel revenue in 2025 and 4.5% in 2024.
The increase in direct expenses is associated with higher direct expenses of $1.6 million at The Ritz-Carlton Sarasota, Four Seasons Resort Scottsdale, The Ritz-Carlton Lake Tahoe, The Notary Hotel, The Ritz-Carlton Reserve Dorado Beach, Sofitel Chicago Magnificent Mile and Cameo Beverly Hills partially offset by lower direct expenses of approximately $400,000 at six comparable hotel properties and a decrease of $759,000 due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines.
The decrease in indirect expenses is comprised of decreases in: (i) lease expense of $2.2 million comprising of a decrease of $1.9 million from the three disposed hotel properties and an aggregate decrease of $299,000 at our 13 comparable hotel properties; (ii) marketing costs of $1.4 million comprising an aggregate decrease of $3.5 million from the three disposed hotel properties partially offset by an increase of $2.1 million at our 13 comparable hotel properties; and (iii) incentive management fees of $280,000 including $507,000 from the three disposed hotel properties partially offset by an increase of $227,000 at our 13 comparable hotel properties. These decreases were partially offset by increases in: (i) general and administrative costs of $1.3 million comprising an aggregate increase of $5.4 million at our 13 comparable hotel properties partially offset by a decrease of $4.2 million from the three disposed hotel properties; (ii) repairs and maintenance of $230,000 comprising an aggregate increase of $1.6 million at our 13 comparable hotel properties partially offset by a decrease of $1.4 million from the three disposed hotel properties; and (iii) energy costs of $96,000 comprising an aggregate increase of $1.5 million at our 13 comparable hotel properties partially offset by a decrease of $1.4 million from the three disposed hotel properties.
Management Fees. Base management fees decreased $1.5 million, or 6.4%, to $22.0 million in 2025 compared to 2024. Management fees decreased $852,000 at eight comparable hotel properties and $1.2 million due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of $577,000 at The Ritz-Carlton Reserve Dorado Beach, Four Seasons Resort Scottsdale, The Notary Hotel, Pier House Resort & Spa and Hotel Yountville.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $8.3 million, or 19.4%, to $34.3 million in 2025 compared to 2024. This decrease is primarily attributable to a decrease of $4.9 million due to the sales of The

Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of $3.7 million at nine comparable hotel properties. These decreases were partially offset by an aggregate increase of approximately $392,000 at Park Hyatt Beaver Creek Resort & Spa, Capital Hilton, Pier House Resort & Spa and Four Seasons Resort Scottsdale.
Depreciation and Amortization. Depreciation and amortization decreased $6.2 million, or 6.2%, to $92.6 million for 2025 compared to 2024. This decrease of $9.1 million is due to the sales of The Clancy, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines and an aggregate decrease of $6.3 million at The Ritz-Carlton St. Thomas, Capital Hilton, The Notary Hotel, Bardessono Hotel and Spa and Sofitel Chicago Magnificent Mile. These decreases were partially offset by an aggregate increase of $9.3 million at eight comparable hotel properties.
Impairment Charges. We recorded an impairment charge of approximately $54.5 million in 2025 related to the reductions to the expected holding periods of the hotel properties. These charges include $30.3 million for the Sofitel Chicago Magnificent Mile, $15.6 million for Hotel Yountville and $8.7 million for Bardessono Hotel & Spa as the hotel properties’ net book values exceeded their estimated fair values. There were no impairment charges in 2024.
Advisory Services Fee. Advisory services fee decreased $1.3 million, or 4.3%, to $29.2 million in 2025 compared to 2024 due to lower equity-based compensation of $2.7 million and a lower incentive fee of $1.3 million, partially offset by higher reimbursable expenses of $2.3 million and a higher base advisory fee of $452,000.
In 2025, we recorded an advisory services fee of $29.2 million, which included a base advisory fee of $14.3 million, reimbursable expenses of $13.9 million, an incentive fee of $1.4 million and a credit to expense of $451,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In 2024, we recorded an advisory services fee of $30.5 million, which included a base advisory fee of $13.8 million, reimbursable expenses of $11.6 million, $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $2.7 million.
Corporate General and Administrative. Corporate general and administrative expense was $11.8 million in 2025 and consisted of $11.6 million in professional fees, $3.2 million of public company costs, $1.2 million related to Ashford Securities and $1.2 million in miscellaneous expenses. These expenses were partially offset by an expense reduction of $5.4 million from an insurance recovery for prior legal expenses.
Corporate general and administrative expense was $14.4 million in 2024 and consisted of $8.9 million in professional fees, $6.0 million of reimbursed legal costs, $2.3 million in public company costs, and $1.7 million in miscellaneous expenses. Additionally, during 2024 there was a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $4.5 million reduction to expense.
Gain (loss) on disposition of assets and hotel properties. In 2025, we recorded gains of approximately $82.8 million primarily related to the sales of Seattle Marriott Waterfront and The Clancy. In 2024 we recorded a gain of approximately $88.2 million primarily related to the sale of Hilton La Jolla Torrey Pines.
Equity in Earnings (Loss) of Unconsolidated Entity. There was a $56,000 loss in equity in earnings (loss) of unconsolidated entity in 2025 as a result of impairing the OpenKey note receivable in the fourth quarter of 2025. In 2024 we recorded equity in loss of unconsolidated entity of $1.6 million related to our investment in OpenKey that included an impairment charge to the OpenKey investment of $1.4 million.
Other Income (Expense). Other expense was $1.6 million in 2025 due to a realized loss from the sale of Commercial Mortgage-Backed Securities (“CMBS”).
Interest Income. Interest income was $6.2 million and $7.1 million in 2025 and 2024, respectively. The decrease in interest income in 2025 was primarily attributable to lower interest rates and lower excess cash balances compared to 2024.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $9.6 million, or 8.9%, to $98.5 million for 2025 compared to 2024. The decrease is primarily due to lower interest expense from lower average interest rates and lower average debt balances in 2025 partially offset by higher amortization of loan costs of approximately $3.8 million in 2025 compared to 2024.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.8 million in 2025 related to various loan refinances and modifications. Write-off of loan costs and exit fees was $6.1 million in 2024 related to various loan refinances and modifications.

Gain (loss) on Extinguishment of Debt. In 2025, we recognized a loss on extinguishment of debt of $2.7 million from the write-off of deferred loan costs resulting from the paydown on the mortgage loan partially secured by The Clancy and Marriott Seattle Waterfront in conjunction with the sale of the properties. In 2024 we recognized a loss of $22,000 attributable to the discount associated with the Cameo Beverly Hills mortgage loan that was repaid on April 9, 2024.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $355,000 for 2025 consisted of an unrealized loss on interest rate caps of $971,000, partially offset by a realized gain of $616,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized gain on derivatives of $585,000 for 2024 primarily consisted of an unrealized gain on warrants of $12,000 and a realized gain of $4.7 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $4.1 million.
Income Tax (Expense) Benefit. Income tax expense increased $1.1 million, from $842,000 in 2024 to $2.0 million in 2025. The increase in tax expense is primarily due to an increase in the deferred tax liabilities of certain of our taxable entities.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated a loss of $325,000 and income of $25.9 million in 2025 and 2024, respectively. The allocated income for 2024 includes our partner’s share of gain on the sale of the Hilton La Jolla Torrey Pines. For 2025, noncontrolling interest in consolidated entities represented a 25% ownership interest in one hotel property held by one entity through November 2025 when the Company purchased the remaining ownership interest and a 25% ownership interest in a JV. As of December 31, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $5.8 million in 2025 and $4.5 million in 2024. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.91% and 8.05% as of December 31, 2025 and 2024, respectively.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of December 31, 2025, the mortgage loan secured by The Ritz-Carlton Lake Tahoe was in a cash trap. The amount of cash in the cash trap as of December 31, 2025 was $0.
As of December 31, 2025, the Company held cash and cash equivalents of $124.4 million and restricted cash of $42.5 million, the vast majority of which is comprised of lender and manager-held reserves. As of December 31, 2025, $17.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of December 31, 2025, our net debt to gross assets was 46.7%.
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
Our estimated future obligations as of December 31, 2025 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 7 to our consolidated financial statements, we have current obligations of $723.1 million and long-term obligations of $389.9 million. As of December 31, 2025, we held extension options to extend the principal for all of the debt due in 2026 except for $135.0 million. See discussions below in “Debt Transactions.”
As discussed in note 19 to our consolidated financial statements, under our operating leases we have current obligations of approximately $1.3 million and long-term obligations of approximately $56.2 million. Additionally, as discussed in note 18 to our consolidated financial statements, we have short-term capital commitments of approximately $18.3 million.
Each share of our Series E Preferred Stock and Series M Preferred Stock is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee, subject to the limitations as stated in the Articles Supplementary.
As of December 31, 2025, the Company determined that a portion of the outstanding Series E Preferred Stock and Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of December 31, 2025 the Company has received $30.2 million in investor-initiated Series E Preferred Stock redemption requests and $642,000 in investor-initiated Series M Preferred Stock redemption requests that have not been completed and are included in “redeemable preferred stock redemptions payable” in our consolidated balance sheet.

Based on the various limitations in place as of December 31, 2025, and not considering any future redemption requests received, we expect that all of these redemption requests will be fulfilled over the subsequent twelve months from December 31, 2025. As of February 28, 2026 the redeemable preferred stock redemptions payable was approximately $42.4 million.
Potential Strategic Transaction
As previously disclosed, our board of directors is exploring potential strategic alternatives, including a potential sale of the Company or one or more potential transactions involving the sale of individual assets. However, there can be no assurance that the strategic process will result in a transaction of any kind. The outcome of the process will depend on many factors beyond our control, including the availability of interested buyers for the Company as a whole or for individual assets, the state of the capital markets, macroeconomic and industry conditions, and the ability to negotiate mutually acceptable terms. The failure to complete a transaction, or uncertainty about whether or when a transaction may be completed, could negatively affect investor sentiment, cause volatility in our stock price, and adversely affect our business, operating results, liquidity, and financial condition. We can give no assurance that the strategic process will result in a definitive agreement or a completed transaction, whether involving the entire Company or individual assets, on terms favorable to stockholders, or at all.
Equity Transactions
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. In total, the Company issued approximately 16.4 million shares of Series E Preferred Stock and received net proceeds of approximately $369.5 million and issued approximately 2.0 million shares of Series M Preferred Stock and received net proceeds of approximately $47.6 million. On February 21, 2023, the Company announced the closing of its offering of the Series E Preferred Stock and Series M Preferred Stock.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of March 9, 2026, the Company has not repurchased any common stock pursuant to the plan.
Debt Transactions
On January 14, 2025, the Company amended its mortgage loan secured by the 170-room Ritz-Carlton Lake Tahoe. The terms of the amendment included a $10.0 million principal pay down, extending the current maturity date to July 2025, an interest rate reduction to SOFR + 3.25%, and one six-month extension option subject to satisfaction of certain conditions. The mortgage loan had an initial maturity date in January 2025. The $43.4 million current mortgage loan amount represents an approximate 27% loan-to-value based on a third-party appraisal completed by the lender. The appraisal valued the hotel at $160 million based on its “as-is” value. On July 25, 2025, we amended the mortgage loan to extend the maturity date from July 2025 to July 2026.
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
Sources and Uses of Cash
We had approximately $124.4 million and $135.5 million of cash and cash equivalents at December 31, 2025 and December 31, 2024, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $40.8 million and $66.8 million for the year ended December 31, 2025 and 2024, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of hotel properties. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2025, net cash flows provided by investing activities were $209.6 million. The cash inflows were attributable to $247.6 million from the sales of Seattle Marriott Waterfront and The Clancy, $40.7 million of proceeds from the sale of investment in securities and $4.8 million from property insurance proceeds. These cash inflows were partially offset by cash outflows of $77.9 million of capital improvements made to various hotel properties and the acquisition of land of $5.5 million. Our capital improvements consisted of approximately $53.5 million of return on investment capital projects and approximately $24.4 million of renewal and replacement capital projects.
For the year ended December 31, 2024, net cash flows provided by investing activities were $35.5 million. The cash inflows were primarily attributable to $155.6 million from the sale of Hilton La Jolla Torrey Pines and $958,000 from property insurance proceeds, partially offset by cash outflows of $42.3 million from the purchase of securities, $70.6 million of capital improvements made to various hotel properties, $8.1 million from the issuance of a note receivable and a $79,000 loan to OpenKey. Our capital improvements consisted of approximately $49.6 million of return on investment capital projects and approximately $21.0 million of renewal and replacement capital projects.
Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive sets. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2025, net cash flows used in financing activities were $268.6 million. Cash outflows primarily consisted of $518.3 million of repayments of indebtedness, $76.8 million for cash redemptions of Series E and Series M preferred stock, $47.3 million of dividend and distribution payments, $14.5 million for the acquisition of noncontrolling interest in consolidated entities, $11.9 million of payments of loan costs and exit fees, $2.3 million of distributions to noncontrolling interests in consolidated entities, $778,000 for repurchase of common stock, $670,000 to purchase interest rate caps and $121,000 from the redemption of operating partnership units. These cash outflows were partially offset by cash inflows of $403.0 million from borrowings on indebtedness, $714,000 of proceeds from in-the-money interest rate caps and a contribution of $306,000 from a noncontrolling interest holder in a consolidated entity.
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
Critical Accounting Policies and Estimates
Our accounting policies are fully described in note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting estimates, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, complex judgments and can include significant estimates.
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. We recorded a $54.5 million impairment charge for the year ended December 31, 2025. There were no impairment charges recorded for the years ended December 31, 2024 and 2023.
Income Taxes. At December 31, 2025 and 2024, we had a valuation allowance of approximately $18.4 million and $16.5 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2025, we had TRS net operating loss carry forwards for U.S. federal income tax purposes of $64.9 million, of which $43.4 million is subject to expiration and will begin to expire in 2025. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carry forwards subject to expiration may be available to offset future taxable income, if any, for 2026 through 2035, with the remainder available to offset taxable income beyond 2035; however, there could be substantial limitations on their use imposed by the Code. Management determined that it is more likely than not that $18.4 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly. At December 31, 2025, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act.
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

We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2025, the Company has prospectively adopted this ASU. The adoption of this ASU only impacted disclosures with respect to the Company’s consolidated financial statements.
Recently Issued Accounting Standards
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(28,410)	$19,763	$(30,628)
Interest expense and amortization of loan costs	98,539	108,124	94,219
Depreciation and amortization	92,578	98,733	93,272
Income tax expense (benefit)	1,979	842	2,689
Equity in (earnings) loss of unconsolidated entity	56	1,608	253
Company’s portion of EBITDA of OpenKey	—	(268)	(274)
EBITDA	164,742	228,802	159,531
Impairment charges	54,492	—	—
(Gain) loss on disposition of assets and hotel properties	(82,797)	(88,165)	—
EBITDAre	136,437	140,637	159,531
Amortization of favorable (unfavorable) contract assets (liabilities)	428	453	474
Transaction and conversion costs (1)	7,502	(4,447)	4,561
Write-off of premiums, loan costs and exit fees	1,833	6,111	3,489
Realized and unrealized (gain) loss on derivatives	355	(585)	663
Stock/unit-based compensation	(446)	2,611	9,244
Legal, advisory and settlement costs (2)	(3,138)	12,676	1,397
(Gain) loss on extinguishment of debt	2,686	22	(2,318)
Other (income) expense	1,572	—	(293)
(Gain) loss on insurance settlements	(196)	(8)	—
Severance	—	102	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	3	—
Adjusted EBITDAre	$147,033	$157,575	$176,748
__________________
(1) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in the 2024 period included a true up of these expenses based on capital raised.
(2) Includes amounts related to expense reductions from an insurance recovery for prior legal expenses of $5.4 million for the year ended December 31, 2025.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2025. The results of the Marriott Seattle Waterfront and The Clancy are excluded from their respective disposition dates through December 31, 2025 (in thousands) (unaudited):

	Year Ended December 31, 2025
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four Seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$(4,722)	$1,116	$(28,661)	$(7,560)	$12,469	$(15,095)	$(1,483)	$6,055	$46,091	$15,623	$(6,851)	$45,878	$11,825	$(8,424)	$10,327	$3,492	$80,080	$(108,490)	$(28,410)
Non-property adjustments (2)	5	73	30,256	8,672	—	15,564	—	—	(41,730)	(129)	(67)	(41,140)	—	—	866	364	(27,266)	27,266	—
Interest income	(169)	(24)	(30)	—	—	—	—	(122)	(235)	(148)	(18)	(68)	(365)	—	(37)	(205)	(1,421)	1,421	—
Interest expense	8,963	—	—	—	—	—	5,080	—	—	556	3,331	48	—	—	1,031	12,037	31,046	57,315	88,361
Amortization of loan costs	580	—	—	—	103	—	—	—	—	—	158	—	—	—	135	1,225	2,201	7,977	10,178
Depreciation and amortization	11,487	—	4,402	3,004	1,588	2,540	7,128	5,400	5,074	8,480	10,388	4,119	5,579	4,120	8,197	11,072	92,578	—	92,578
Income tax expense (benefit)	131	—	—	—	—	—	—	79	—	—	—	—	(375)	—	1,922	—	1,757	222	1,979
Non-hotel EBITDA ownership expense (income)	587	225	253	585	67	48	34	71	38	731	1,607	36	39	340	65	35	4,761	(4,761)	—
Hotel EBITDA including amounts attributable to noncontrolling interest (3)	16,862	1,390	6,220	4,701	14,227	3,057	10,759	11,483	9,238	25,113	8,548	8,873	16,703	(3,964)	22,506	28,020	183,736	(19,050)	164,686
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(4,247)	(347)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,594)	4,594	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Hotel EBITDA attributable to the Company and OP unitholders	$12,615	$1,043	$6,220	$4,701	$14,227	$3,057	$10,759	$11,483	$9,238	$25,113	$8,548	$8,873	$16,703	$(3,964)	$22,506	$28,020	$179,142	$(14,400)	$164,742
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain/loss on sale of hotel properties, impairment charges, corporate taxes, insurance and legal expenses.
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
(2)Includes allocated amounts which were not specific to hotel properties, such as gain/loss on sale of hotel properties, impairment charges, corporate taxes, insurance and legal expenses.
(3)Referred to as hotel adjusted EBITDA in note 23 to the Company’s consolidated financial statements.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2023 (in thousands) (unaudited):

	Year Ended December 31, 2023
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four Seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$4,934	$12,836	$3,392	$1,428	$6,799	$871	$1,088	$2,071	$(462)	$11,171	$(4,690)	$5,471	$8,322	$(4,222)	$13,480	$1,138	$63,627	$(94,255)	$(30,628)
Non-property adjustments (2)	—	—	—	—	—	—	—	—	—	—	249	—	—	(292)	—	495	452	(452)	—
Interest income	(237)	(346)	—	—	—	—	—	(41)	(137)	(235)	128	(73)	(44)	—	—	(140)	(1,125)	1,125	—
Interest expense	—	—	—	1,756	5,555	2,263	5,639	—	—	5,096	4,002	80	3,892	2,688	281	10,046	41,298	49,538	90,836
Amortization of loan costs	—	—	—	—	321	24	809	—	—	95	183	—	63	176	—	711	2,382	1,001	3,383
Depreciation and amortization	9,859	4,176	4,697	2,328	2,290	1,643	4,624	8,062	9,785	6,155	5,243	7,252	8,672	2,251	6,609	9,626	93,272	—	93,272
Income tax expense (benefit)	126	173	—	—	—	—	—	10	—	—	—	—	1,662	—	476	—	2,447	242	2,689
Non-hotel EBITDA ownership expense (income)	745	450	94	555	46	114	113	215	90	99	967	86	61	386	78	(13)	4,086	(4,086)	—
Hotel EBITDA including amounts attributable to noncontrolling interest (3)	15,427	17,289	8,183	6,067	15,011	4,915	12,273	10,317	9,276	22,381	6,082	12,816	22,628	987	20,924	21,863	206,439	(46,887)	159,552
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,857)	(4,322)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,179)	8,179	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	253	253
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(274)	(274)
Hotel EBITDA attributable to the Company and OP unitholders	$11,570	$12,967	$8,183	$6,067	$15,011	$4,915	$12,273	$10,317	$9,276	$22,381	$6,082	$12,816	$22,628	$987	$20,924	$21,863	$198,260	$(38,729)	$159,531
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain/loss on sale of hotel properties, impairment charges, corporate taxes, insurance and legal expenses.
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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(28,410)	$19,763	$(30,628)
(Income) loss attributable to noncontrolling interest in consolidated entities	325	(25,928)	(1,619)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	5,767	4,472	5,230
Preferred dividends	(35,273)	(40,295)	(42,304)
Deemed dividends on preferred stock	(15,112)	(8,958)	(4,719)
Net income (loss) attributable to common stockholders	(72,703)	(50,946)	(74,040)
Depreciation and amortization on real estate (1)	90,523	94,944	90,031
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,767)	(4,472)	(5,230)
Equity in (earnings) loss of unconsolidated entity	56	1,608	253
Impairment charges	54,492	—	—
(Gain) loss on disposition of assets and hotel properties (1)	(82,815)	(61,925)	—
Company’s portion of FFO of OpenKey	—	(322)	(296)
FFO available to common stockholders and OP unitholders	(16,214)	(21,113)	10,718
Deemed dividends on preferred stock	15,112	8,958	4,719
Transaction and conversion costs (2)	7,502	(4,447)	4,561
Write-off of premiums, loan costs and exit fees	1,833	6,111	3,489
Unrealized (gain) loss on derivatives	971	4,071	8,413
Stock/unit-based compensation	(446)	2,611	9,244
Legal, advisory and settlement costs (3)	(3,138)	12,676	1,397
Interest expense accretion on refundable membership club deposits	557	616	671
Amortization of loan costs (1)	10,071	6,080	3,289
(Gain) loss on extinguishment of debt	2,686	22	(2,318)
Other (income) expense	1,572	—	(293)
(Gain) loss on insurance settlements	(196)	(8)	—
Severance	—	102	—
Company’s portion of adjustments to FFO of OpenKey	—	3	—
Adjusted FFO available to common stockholders and OP unitholders	$20,310	$15,682	$43,890
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization on real estate	$(2,055)	$(3,789)	$(3,241)
Amortization of loan costs	(107)	(307)	(94)
Gain (loss) on disposition of assets and hotel properties	(18)	26,240	—
(2) Includes amounts associated with funding certain expenses of Ashford Securities LLC, which in the 2024 period included a true up of these expenses based on capital raised.
(3) Includes amounts related to expense reductions from an insurance recovery for prior legal expenses of $5.4 million for the year ended December 31, 2025.

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
As of December 31, 2025, our total indebtedness of approximately $1.1 billion included approximately $1.0 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of December 31, 2025, would be approximately $2.6 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of December 31, 2025, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involve our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition of Hotel Rooms Revenue
As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company recognized approximately $429 million of hotel rooms revenue. Hotel rooms revenue is recognized as services are provided over the course of the hotel stay.
We identified the auditing of the recognition of hotel rooms revenue as a critical audit matter. Auditing hotel rooms revenue was especially challenging due to the large volume of transactions and the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included the following:
•Testing the operating effectiveness of internal controls over the Company’s revenue recognition.

•Testing the existence and accuracy of the revenue recognized by selecting a sample of individual rooms revenue transactions, and (i) obtaining detailed transaction data, (ii) testing the existence and accuracy of amounts recognized by agreeing each transaction to the corresponding customer folio, and (iii) corroborating the existence and accuracy of the amounts recognized by agreeing to the customer payment support.
Measurement of Impairment of Investments in Hotel Properties
As of December 31, 2025, the Company’s consolidated investments in hotel properties, net, totaled approximately $1.6 billion. As described in Notes 2 and 4 to the consolidated financial statements, the hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of a hotel property is measured by comparison of the carrying amount of the hotel to its estimated future undiscounted cash flows. If the Company’s analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. For the year ended December 31, 2025, the Company recorded impairment charges of approximately $54.5 million.
We identified the estimated fair value of the hotel properties used to measure the impairment charge for certain hotel properties as a critical audit matter. For investments in hotel properties where the recoverability analysis indicated the carrying value of the hotels was not recoverable, an increased level of management judgment was required in the determination of certain assumptions used to estimate the fair value of such hotels, including forecasted rooms revenue, discount rates and terminal capitalization rates. Auditing these judgments was especially challenging due to the nature and extent of audit effort required, including the use of personnel with specialized skill or knowledge.
The primary procedures we performed to address the critical audit matter utilized valuation professionals with specialized skill or knowledge, who assisted in:
•Evaluating the rooms revenue assumptions utilized in developing the fair value estimate for certain hotel properties by comparing to independent market data.
•Evaluating the discount rates and terminal capitalization rates utilized in developing the fair value estimate for certain hotel properties by comparing to independent market data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

Dallas, Texas

March 11, 2026

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross	$1,902,328	$2,252,574
Accumulated depreciation	(344,061)	(473,888)
Investments in hotel properties, net	1,558,267	1,778,686
Cash and cash equivalents	124,354	135,465
Restricted cash	42,479	49,592
Investment in securities (amortized cost of $0 and $42,279, respectively)	—	41,535
Accounts receivable, net of allowance of $113 and $459, respectively	32,843	31,754
Inventories	4,741	4,664
Note receivable	8,896	8,283
Prepaid expenses	6,987	5,116
Deposit paid to Ashford Inc.	17,000	—
Deferred costs, net	75	75
Investment in unconsolidated entity	89	145
Derivative assets	56	356
Operating lease right-of-use assets	30,743	34,852
Other assets	15,368	19,538
Intangible assets, net	2,746	3,125
Due from third-party hotel managers	17,088	22,873
Total assets	$1,861,732	$2,136,059
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,103,450	$1,210,018
Accounts payable and accrued expenses	142,123	143,566
Redeemable preferred stock redemptions payable	30,864	—
Dividends and distributions payable	7,672	9,255
Due to Ashford Inc.	5,148	4,267
Due to related parties, net	257	1,055
Due to third-party hotel managers	1,467	1,476
Operating lease liabilities	20,058	19,984
Other liabilities	25,572	24,268
Total liabilities	1,336,611	1,413,889
Commitments and contingencies (note 18)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 10,818,280 and 14,910,521 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	265,695	352,502
Series M redeemable preferred stock, $0.01 par value, 1,368,091 and 1,476,621 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	34,217	36,916
Redeemable noncontrolling interests in operating partnership	19,005	29,964
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2025 and December 31, 2024	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 68,219,432 and 66,607,823 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	682	665
Additional paid-in capital	706,488	718,536
Accumulated other comprehensive income (loss)	—	(684)
Accumulated deficit	(568,503)	(477,804)
Total stockholders’ equity of the Company	138,683	240,729
Noncontrolling interest in consolidated entities	2,095	(3,367)
Total equity	140,778	237,362
Total liabilities and equity	$1,861,732	$2,136,059
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rooms	$428,990	$452,361	$464,899
Food and beverage	179,538	181,250	185,331
Other	95,487	94,793	89,113
Total hotel revenue	704,015	728,404	739,343
EXPENSES
Hotel operating expenses:
Rooms	104,367	106,465	105,439
Food and beverage	141,846	145,901	144,544
Other expenses	223,977	225,864	227,913
Management fees	21,995	23,500	23,261
Total hotel operating expenses	492,185	501,730	501,157
Property taxes, insurance and other	34,253	42,508	38,629
Depreciation and amortization	92,578	98,733	93,272
Impairment charges	54,492	—	—
Advisory services fee	29,186	30,487	31,089
Corporate general and administrative	11,754	14,361	13,523
Total operating expenses	714,448	687,819	677,670
Gain (loss) on disposition of assets and hotel properties	82,797	88,165	—
OPERATING INCOME (LOSS)	72,364	128,750	61,673
Equity in earnings (loss) of unconsolidated entity	(56)	(1,608)	(253)
Interest income	6,246	7,135	6,401
Other income (expense)	(1,572)	—	293
Interest expense and amortization of discounts and loan costs	(98,539)	(108,124)	(94,219)
Write-off of loan costs and exit fees	(1,833)	(6,111)	(3,489)
Gain (loss) on extinguishment of debt	(2,686)	(22)	2,318
Realized and unrealized gain (loss) on derivatives	(355)	585	(663)
INCOME (LOSS) BEFORE INCOME TAXES	(26,431)	20,605	(27,939)
Income tax (expense) benefit	(1,979)	(842)	(2,689)
NET INCOME (LOSS)	(28,410)	19,763	(30,628)
(Income) loss attributable to noncontrolling interest in consolidated entities	325	(25,928)	(1,619)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,767	4,472	5,230
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(22,318)	(1,693)	(27,017)
Preferred dividends	(35,273)	(40,295)	(42,304)
Deemed dividends on preferred stock	(15,112)	(8,958)	(4,719)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(72,703)	$(50,946)	$(74,040)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(1.07)	$(0.77)	$(1.13)
Weighted average common shares outstanding – basic	67,621	66,500	65,989
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(1.07)	$(0.77)	$(1.13)
Weighted average common shares outstanding – diluted	67,621	66,500	65,989
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME (LOSS)	$(28,410)	$19,763	$(30,628)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	744	(744)	—
Total other comprehensive income (loss)	744	(744)	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(27,666)	19,019	(30,628)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	325	(25,928)	(1,619)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,707	4,532	5,230
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(21,634)	$(2,377)	$(27,017)
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock							5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests in Consolidated Entities	Total	Shares	Amount	Shares	Amount	Shares	Amount	Redeemable Noncontrolling Interest in Operating Partnership

Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$—	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,564	—	—	—	3,564	—	—	—	—	—	—	5,680
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	3,931	88,448	542	13,051	—
Issuance of restricted shares/units	—	—	689	7	14	—	—	—	21	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common stock - ($0.20/share)	—	—	—	—	—	(13,423)	—	—	(13,423)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38/share)	—	—	—	—	—	(4,233)	—	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06/share)	—	—	—	—	—	(3,300)	—	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.91/share)	—	—	—	—	—	(30,883)	—	—	(30,883)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.07 /share)	—	—	—	—	—	(3,888)	—	—	(3,888)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,517	9,517	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,724)	(3,724)	—	—	—	—	—	—	(1,444)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	(27,017)	—	1,619	(25,398)	—	—	—	—	—	—	(5,230)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(272)	(6,423)	(137)	(3,395)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(4,719)	—	—	(4,719)	—	—	—	3,934	—	785	—
Redemption value adjustment	—	—	—	—	—	4	—	—	4	—	—	—	—	—	—	(4)
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$—	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	403	—	—	—	403	—	—	—	—	—	—	2,208
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	130	3,260	6	143	—
Issuance of restricted shares/units	—	—	143	1	2	—	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common stock - ($0.20/share)	—	—	—	—	—	(13,401)	—	—	(13,401)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38 /share)	—	—	—	—	—	(4,233)	—	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06 /share)	—	—	—	—	—	(3,300)	—	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.88/share)	—	—	—	—	—	(29,328)	—	—	(29,328)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.10 /share)	—	—	—	—	—	(3,434)	—	—	(3,434)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,961	2,961	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,322)	(23,322)	—	—	—	—	—	—	(1,397)
Net income (loss)	—	—	—	—	—	(1,693)	—	25,928	24,235	—	—	—	—	—	—	(4,472)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,535)	(36,554)	(362)	(9,047)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(684)	—	(684)	—	—	—	—	—	—	(60)
Redemption value adjustment - preferred stock	—	—	—	—	—	(8,958)	—	—	(8,958)	—	—	—	8,761	—	197	—
Redemption value adjustment	—	—	—	—	—	(1,258)	—	—	(1,258)	—	—	—	—	—	—	1,258
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964

	8.25% Series D Cumulative Preferred Stock		Common Stock							5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests in Consolidated Entities	Total	Shares	Amount	Shares	Amount	Shares	Amount	Redeemable Noncontrolling Interest in Operating Partnership

Purchase of common stock	—	—	(312)	(2)	(776)	—	—	—	(778)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(309)	—	—	—	(309)	—	—	—	—	—	—	(137)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	114	2,860	6	162	—
Issuance of restricted shares/units	—	—	1	—	186	—	—	—	186	—	—	—	—	—	—	686
Dividends declared - common stock - $0.20/share)	—	—	—	—	—	(13,432)	—	—	(13,432)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38 /share)	—	—	—	—	—	(4,233)	—	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06 /share)	—	—	—	—	—	(3,300)	—	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.88/share)	—	—	—	—	—	(24,733)	—	—	(24,733)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.11 /share)	—	—	—	—	—	(3,007)	—	—	(3,007)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,293)	(2,293)	—	—	—	—	—	—	(945)
Purchase of remaining noncontrolling interest	—	—	—	—	(20,429)	—	—	5,960	(14,469)	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	1,922	19	9,280	—	—	—	9,299	—	—	—	—	—	—	(9,299)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(121)
Net income (loss)	—	—	—	—	—	(22,318)	—	(325)	(22,643)	—	—	—	—	—	—	(5,767)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	684	—	684	—	—	—	—	—	—	60
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(2,998)	(74,557)	(89)	(2,219)	—
Reclassification of redeemable preferred stock from mezzanine equity to liability	—	—	—	—	—	—	—	—	—	—	—	(1,209)	(30,222)	(26)	(642)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(15,112)	—	—	(15,112)	—	—	—	15,112	—	—	—
Redemption value adjustment	—	—	—	—	—	(4,564)	—	—	(4,564)	—	—	—	—	—	—	4,564
Balance at December 31, 2025	1,600	$16	68,219	$682	$706,488	$(568,503)	$—	$2,095	$140,778	3,078	$65,426	10,818	$265,695	1,368	$34,217	$19,005
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,410)	$19,763	$(30,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	92,578	98,733	93,272
Recognition of deferred income	(684)	—	—
Equity-based compensation	(446)	2,611	9,244
Bad debt expense	352	318	915
(Gain) loss on extinguishment of debt	2,686	22	(2,318)
Amortization of loan costs, discounts and capitalized default interest	10,833	6,890	2,195
Write-off of loan costs and exit fees	1,833	6,111	3,489
Amortization of intangibles	428	453	474
Amortization of non-refundable membership initiation fees	(2,695)	(2,200)	(1,776)
Interest expense accretion on refundable membership club deposits	557	616	671
Realized (gain) loss on sale of securities	1,572	—	—
(Gain) loss on disposition of assets and hotel properties	(82,797)	(88,165)	—
Impairment charges	54,492	—	—
Realized and unrealized (gain) loss on derivatives	355	(585)	663
Non-cash interest income	(613)	(207)	—
Equity in (earnings) loss of unconsolidated entity	56	1,608	253
Deferred income tax expense (benefit)	1,059	(96)	1,329
Changes in operating assets and liabilities, exclusive of disposition of assets and hotel properties:
Accounts receivable and inventories	(7,366)	6,260	11,264
Prepaid expenses and other assets	2,151	3,058	(5,758)
Deposit paid to Ashford Inc.	(17,000)	—	—
Accounts payable and accrued expenses	5,528	8,454	47
Operating lease right-of-use assets	233	416	592
Due to/from related parties, net	(798)	452	1,541
Due to/from third-party hotel managers	(601)	(5,266)	8,398
Due to/from Ashford Inc.	1,214	4,632	(10,361)
Operating lease liabilities	24	(157)	(313)
Other liabilities	6,237	3,096	1,518
Net cash provided by (used in) operating activities	40,778	66,817	84,711

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	4,765	958	361
Issuance of note receivable	—	(8,076)	—
Payments for initial franchise fee	—	—	(75)
Proceeds from sale of investment in securities	40,707	—	—
Acquisition of land	(5,509)	—	—
Net proceeds from sale of hotel properties	247,570	155,583	—
Purchase of securities	—	(42,279)	(238)
Investment in unconsolidated entity	—	(79)	—
Improvements and additions to hotel properties	(77,904)	(70,598)	(77,114)
Net cash provided by (used in) investing activities	209,629	35,509	(77,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	403,000	234,000	370,600
Repayments of indebtedness	(518,277)	(184,100)	(534,307)
Payments of loan costs and exit fees	(11,928)	(15,372)	(11,636)
Payments for derivatives	(670)	(1,592)	(5,051)
Proceeds from derivatives	714	4,904	7,720
Purchase of common stock	(778)	(369)	(19,307)

	Year Ended December 31,
	2025	2024	2023

Payments for dividends and distributions	(47,339)	(51,558)	(52,563)
Net proceeds from issuance of preferred stock	—	—	97,862
Contributions from noncontrolling interest in consolidated entities	306	2,961	9,517
Redemption of operating partnership units	(121)	—	(7,162)
Distributions to noncontrolling interest in consolidated entities	(2,293)	(27,045)	(2,693)
Acquisition of noncontrolling interest in consolidated entities	(14,469)	—	—
Redemption of preferred stock	(76,776)	(45,601)	(9,818)
Net cash provided by (used in) financing activities	(268,631)	(83,772)	(156,838)
Net change in cash, cash equivalents and restricted cash	(18,224)	18,554	(149,193)
Cash, cash equivalents and restricted cash at beginning of period	185,057	166,503	315,696
Cash, cash equivalents and restricted cash at end of period	$166,833	$185,057	$166,503

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$88,129	$102,541	$91,576
Income taxes paid (refunded)	616	(728)	3,424

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$7,672	$9,255	$9,158
Assumption of debt in acquisition of land	5,360	—	—
Capital expenditures accrued but not paid	7,629	8,825	21,702
Non-cash preferred stock dividends	3,022	3,403	3,614
Unsettled proceeds from derivatives	14	113	361
Non-cash common stock/unit dividends	872	35	20
Non-cash redemption of common units	9,466	—	—
Non-cash consideration for acquisition of land	1,814	—	—
Reclassification of redeemable preferred stock from mezzanine equity to liability	30,864	—	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$135,465	$85,599	$261,541
Restricted cash at beginning of period	49,592	80,904	54,155
Cash, cash equivalents and restricted cash at beginning of period	$185,057	$166,503	$315,696

Cash and cash equivalents at end of period	$124,354	$135,465	$85,599
Restricted cash at end of period	42,479	49,592	80,904
Cash, cash equivalents and restricted cash at end of period	$166,833	$185,057	$166,503
See Notes to Consolidated Financial Statements.

Table of Contents
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025, 2024 and 2023

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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages five of our 13 hotel properties as of December 31, 2025. Third-party management companies manage the remaining hotel properties.
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
The accompanying consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of December 31, 2025, own 13 hotel properties in six states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). These hotel properties represent 3,028 total rooms. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of December 31, 2025, 12 of our 13 hotel properties were leased by wholly-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar’s TRSs is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
•On November 6, 2025, we sold The Clancy. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Investment in Unconsolidated Entity—As of December 31, 2025, we held a 7.9% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. See note 6.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in a JV at December 31, 2025, and is reported in equity in our consolidated balance sheets. The noncontrolling interest in consolidated entities represents an ownership interest of 25% in one hotel property at December 31, 2024, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2025 and 2024 was $59.4 million and $58.7 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2025, 2024 and 2023, we incurred advertising costs of $5.9 million, $6.5 million and $6.4 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
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
The entities that own 12 of our 13 hotel properties are considered partnerships for U.S. federal income tax purposes. Partnerships are not subject to U.S. federal income tax on their income. Instead, each of its partners is required to include in income its allocable share of the partnership’s income. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Puerto Rico and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the 13 hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be TRSs of Braemar.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, USVI, Puerto Rico and various states and cities. Tax years 2021 through 2025 remain subject to potential examination by certain federal, foreign and state taxing authorities.
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
Recently Issued Accounting Standards—In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations.
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
Recently Adopted Accounting Standards—In December 2023, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2025, the Company has prospectively adopted this ASU. The adoption of this ASU only impacted disclosures with respect to the Company’s consolidated financial statements. See note 20.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$60,834	$25,960	$12,912	$99,706
Puerto Rico	1	56,129	19,349	11,433	86,911
Arizona	1	40,029	30,053	9,190	79,272
Colorado	1	22,903	13,699	8,891	45,493
Florida	2	60,103	35,583	29,077	124,763
Illinois	1	27,684	7,330	2,506	37,520
Pennsylvania	1	27,295	6,403	2,821	36,519
Washington, D.C.	1	41,529	18,793	4,257	64,579
USVI	1	42,209	16,146	9,573	67,928
Sold hotel properties	2	50,275	6,222	4,827	61,324
Total	15	$428,990	$179,538	$95,487	$704,015

	Year Ended December 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$62,310	$21,967	$12,478	$96,755
Puerto Rico	1	49,994	17,609	10,785	78,388
Arizona	1	36,704	26,062	9,347	72,113
Colorado	1	24,067	14,084	9,756	47,907
Florida	2	59,651	31,635	25,357	116,643
Illinois	1	27,949	7,283	2,336	37,568
Pennsylvania	1	28,642	6,358	1,455	36,455
Washington, D.C.	1	42,164	19,251	3,719	65,134
USVI	1	45,042	19,476	9,857	74,375
Sold hotel properties	3	75,838	17,525	9,703	103,066
Total	16	$452,361	$181,250	$94,793	$728,404

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$65,645	$23,990	$12,060	$101,695
Puerto Rico	1	50,436	18,214	11,595	80,245
Arizona	1	35,789	23,803	8,074	67,666
Colorado	1	25,351	14,888	9,096	49,335
Florida	2	61,446	32,418	22,297	116,161
Illinois	1	25,512	6,337	2,068	33,917
Pennsylvania	1	26,222	5,564	1,331	33,117
Washington, D.C.	1	36,615	19,234	1,867	57,716
USVI	1	47,971	17,460	9,963	75,394
Sold hotel properties	3	89,912	23,423	10,762	124,097
Total	16	$464,899	$185,331	$89,113	$739,343
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$576,362	$630,842
Buildings and improvements	1,116,816	1,430,096
Furniture, fixtures and equipment	179,984	158,470
Construction in progress	16,420	20,420
Residences	12,746	12,746
Total cost	1,902,328	2,252,574
Accumulated depreciation	(344,061)	(473,888)
Investments in hotel properties, net	$1,558,267	$1,778,686
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $92.1 million, $98.2 million and $92.6 million, respectively.
Impairment Charges
For the year ended December 31, 2025, we recorded impairment charges of $54.5 million related to the reductions to the expected holding periods of the hotel properties. We recorded impairment charges of $30.3 million at the Sofitel Chicago Magnificent Mile, $15.6 million at Hotel Yountville and $8.7 million at Bardessono Hotel & Spa as the hotel properties’ net book values exceeded their estimated fair values. The impairment charges were based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
During the years ended December 31, 2024 and 2023, no impairment charges were recorded.
The following table presents our hotel property measured at fair value as a result of the aforementioned impairment charges aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2025, and the related impairment charge recorded (in thousands):

	Fair Value as of December 31, 2025				Year Ended December 31, 2025
	Level 1	Level 2	Level 3	Total	Impairment Charges
Sofitel Chicago Magnificent Mile	$—	$—	$79,100	$79,100	$30,256	(1)
Hotel Yountville	—	—	70,300	70,300	15,564	(1)
Bardessono Hotel & Spa (2)	—	—	74,000	74,000	8,672	(1)
_____________________________
(1)    The impairment charges were based on the estimated fair value of each applicable hotel property and were recorded during the year ended December 31, 2025.
(2)     Inclusive of “right-of-use asset.”

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
5. Hotel Dispositions
On July 17, 2024, the Company sold the Hilton La Jolla Torrey Pines for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property. The sale resulted in a gain of approximately $88.1 million for the year ended December 31, 2024, and is included in “gain (loss) on disposition of assets and hotel properties” in our consolidated statements of operations.
On August 7, 2025, the Company sold the Marriott Seattle Waterfront for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.1 million for the year ended December 31, 2025, and is included in “gain (loss) on disposition of assets and hotel properties” in our consolidated statements of operations.
On November 6, 2025, the Company sold The Clancy for $115 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.7 million for the year ended December 31, 2025, and is included in “gain (loss) on disposition of assets and hotel properties” in our consolidated statements of operations.
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our consolidated statements of operations for the year ended December 31, 2025, 2024 and 2023, respectively. The following table includes the consolidated financial information from the disposed hotel properties (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total hotel revenue	$61,324	$103,066	$124,097
Total hotel operating expenses	(38,868)	(66,953)	(77,536)
Property taxes, insurance and other	(4,419)	(7,861)	(7,807)
Depreciation and amortization	(9,193)	(18,292)	(21,213)
Gain (loss) on disposition of assets and hotel properties	82,870	88,115	—
Operating income (loss)	91,714	98,075	17,541
Interest income	302	636	556
Interest expense and amortization of loan costs	(8,015)	(17,391)	(21,517)
Write-off of loan costs and exit fees	(263)	(107)	(18)
Gain (loss) on extinguishment of debt	(2,687)	—	—
Income (loss) before income taxes	81,051	81,213	(3,438)
Income from consolidated entities attributable to noncontrolling interests	—	(27,995)	(3,335)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(5,571)	(4,244)	464
Income (loss) before income taxes attributable to the Company	$75,480	$48,974	$(6,309)
6. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”) is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2025 and December 31, 2024, the Company had made equity investments in OpenKey totaling $2.9 million resulting in an ownership interest of 7.9%. Our investment is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. During the fourth quarter of 2024, we determined that the estimated fair value of the investment in OpenKey was less than our carrying amount and fully impaired our investment to $0 as of December 31, 2024.
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Equity in earnings (loss) of unconsolidated entity	$—	$(297)	$(273)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company would provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly.
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
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	December 31, 2025	December 31, 2024
Investment in unconsolidated entity	$89	$145
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Equity in earnings (loss) of unconsolidated entity	$—	$40	$20
We review our investment in OpenKey, which includes our note receivable, for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity.
There were no impairment charges recorded for the year ended December 31, 2023. As of December 31, 2024, we determined that the estimated fair value of the note receivable in OpenKey was less than our carrying amount. During the year ended December 31, 2024, we recorded an impairment charge of $232,000 associated with the note receivable from OpenKey. The impairment charges were included in “equity in earnings (loss) of unconsolidated entity” in our consolidated statements of operations.
During the fourth quarter of 2025, Ashford Inc., Ashford Trust and Braemar entered into a purchase and sale agreement to sell OpenKey. The transaction closed in January 2026. As of December 31, 2025, we determined that the estimated proceeds from the sale was less than the carrying amount. During the year ended December 31, 2025, we recorded an impairment charge of $56,000 associated with the note receivable from OpenKey. The impairment charge is included in “equity in earnings (loss) of unconsolidated entity” in our consolidated statements of operations. Subsequent to December 31, 2025, the Company received proceeds of approximately $58,000 related to the note receivable with OpenKey.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (11)	Interest Rate	December 31, 2025		December 31, 2024
					Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (2) (3)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	$—	$—	$293,180	$354,893
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	Park Hyatt Beaver Creek Resort & Spa	February 2026	February 2027	SOFR (1) + 2.86%	70,500	155,792	70,500	144,707
Mortgage loan (3)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	—	—	62,000	186,539
Term Loan (5)	Land	March 2026	March 2026	WSJ Prime Rate (1)	5,360	12,786	—	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	—	86,250	—
Mortgage loan (6)	The Ritz-Carlton Lake Tahoe	July 2026	July 2026	SOFR (1) + 3.25%	43,413	132,595	53,413	135,287
Mortgage loan (7)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	468,923	407,000	496,223
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (8)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	123,347	110,600	134,013
Mortgage loan (3) (9)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.83%	209,902	327,759	—	—
	Sofitel Chicago Magnificent Mile
	The Ritz-Carlton Reserve Dorado Beach
Mortgage loan (10)	Four Seasons Resort Scottsdale	August 2028	August 2030	SOFR (1) + 3.00%	180,000	248,923	140,000	255,631
					1,113,025	$1,470,125	1,222,943	$1,707,293
Deferred loan costs, net					(9,291)		(11,985)
Premiums/(discounts), net					(284)		(940)
Indebtedness, net					$1,103,450		$1,210,018
__________________
(1)SOFR rates were 3.69% and 4.33% at December 31, 2025 and December 31, 2024, respectively. WSJ Prime Rate was 6.75% at December 31, 2025.
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
(4)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in February 2026.
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
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. Braemar held a tranche of Commercial Mortgage-Backed Securities (“CMBS”), which was secured by the five hotel properties that serve as collateral for the mortgage loan and had a par value of $42.2 million and a rate of SOFR + 5.20% at December 31, 2024, and was reported as “investment in securities” on the consolidated balance sheet. The CMBS was sold in 2025.
(8)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(9)On August 7, 2025, this mortgage loan was paid down $88.4 million in conjunction with the sale of the Marriott Seattle Waterfront. On November 6, 2025, this mortgage loan was paid down $64.7 million in conjunction with the sale of The Clancy. See note 5.
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
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the years ended December 31, 2025, 2024 and 2023, the Company recorded coupon interest expense of $3.9 million, $3.9 million and $3.9 million, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded discount amortization of $656,000, $621,000 and $589,000 respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
The Convertible Senior Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, based on an initial conversion rate of 157.7909 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $6.34 per share of common stock), subject to adjustment of the conversion rate under certain circumstances. As of December 31, 2025, the conversion rate is 199.2360 shares (equivalent to a conversion price of approximately $5.02 per share of common stock). In addition, following the occurrence of certain corporate events, if the Company provides notice of redemption or if it exercises its option to convert the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with such corporate event, such notice of redemption, or such issuer conversion option, as the case may be.
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
Maturities and scheduled amortization of indebtedness as of December 31, 2025, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2026	$723,122
2027	209,903
2028	180,000
2029	—
2030	—
Thereafter	—
Total	$1,113,025
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2025, we were in compliance with all covenants.
8. Note Receivable
On July 2, 2024, Braemar, Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Inc. (collectively with the Company, Ashford Trust and each of Ashford Inc.’s, the Company’s and Ashford Trust’s respective affiliates and any entity advised by Ashford Inc., the “Company Group”) entered into a Cooperation Agreement (the “Agreement”) with Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (collectively, the “Blackwells Parties”) regarding the withdrawal of the Blackwells Parties’ proxy campaign, dismissal of pending litigation involving the parties and certain other matters.
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
As of December 31, 2025, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	December 31, 2025	December 31, 2024
Note receivable	SOFR + 3.00%	$8,896	$8,283
We recognized interest income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Interest income	$613	$207	$—
We review receivables for expected credit losses each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record an allowance for expected credit losses (or reversals) in each reporting period. Our assessment of expected credit losses is based on considerable management judgment and assumptions. No allowance for credit losses or related expenses were recorded for the year ended December 31, 2025 and 2024.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps:(1)	2025	2024	2023
Notional amount (in thousands)	$656,913	$935,280	$537,780
Strike rate low end of range	3.64%	3.50%	3.50%
Strike rate high end of range	6.50%	8.00%	5.25%
Effective date range	January 2025 - December 2025	January 2024 - December 2024	January 2023 - December 2023
Termination date range	February 2026 - August 2027	January 2025 - August 2026	January 2024 - January 2026
Total cost of interest rate caps (in thousands)	$670	$1,592	$5,051
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	December 31, 2025	December 31, 2024
Notional amount (in thousands)	$1,314,513	$1,185,880
Strike rate low end of range	3.64%	3.50%
Strike rate high end of range	8.00%	8.00%
Termination date range	January 2026 - August 2027	January 2025 - August 2026
Aggregate principal balance on corresponding mortgage loans (in thousands)	$1,021,415	$1,074,693
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 3.688% to 3.104% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$56	$—	$56	(2)
Total	$—	$56	$—	$56

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Assets
CMBS	$—	$41,535	$—	$41,535	(1)
Derivative assets:
Interest rate derivatives - caps	—	356	—	356	(2)
Total	$—	$41,891	$—	$41,891
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2025		2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$(355)		$573		$(935)
Total derivative assets	$(355)		$573		$(935)

Non-derivative assets:
Investment in securities	$(1,572)		$—		$—
Total	$(1,927)		$573		$(935)
Liabilities
Derivative liabilities:
Warrants	$—		$12		$272
Net	$(1,927)		$585		$(663)

Total combined
Interest rate derivatives - caps	$(971)		$(4,083)		$(8,685)
Warrants	—		12		272
Unrealized gain (loss) on derivatives	$(971)	(1)	$(4,071)	(1)	$(8,413)	(1)
Realized gain (loss) on interest rate caps	616	(1) (2)	4,656	(1) (2)	7,750	(1) (2)
Realized gain (loss) on investment in securities	(1,572)	(3)	—		—
Net	$(1,927)		$585		$(663)
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
(3)Reported in “other income (expense)” in our consolidated statements of operations.
During the year ended December 31, 2025, the Company sold the investment in CMBS. The amortized cost of the CMBS at December 31, 2025 and December 31, 2024, was $0 and $42.3 million, respectively. The unrealized gain (loss) recognized as a change in other comprehensive income (loss) for the years ended December 31, 2025 and December 31, 2024 was $744,000 and $(744,000), respectively.
The CMBS had a par value of $42.2 million resulting in a realized loss of approximately $1.6 million included in “other income (expense)” on the consolidated statements of operations. As a result of the sales, $70,000 of unrealized gain was reclassified to realized loss during the year ended December 31, 2025.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investment in securities	$—	$—	$41,535	$41,535
Derivative assets	56	56	356	356
Financial assets not measured at fair value:
Cash and cash equivalents	$124,354	$124,354	$135,465	$135,465
Restricted cash	42,479	42,479	49,592	49,592
Accounts receivable, net	32,843	32,843	31,754	31,754
Note receivable	8,896	8,896	8,283	8,283
Due from third-party hotel managers	17,088	17,088	22,873	22,873
Financial liabilities not measured at fair value:
Indebtedness	$1,112,741	$1,113,025	$1,222,003	$1,207,420
Accounts payable and accrued expenses	142,123	142,123	143,566	143,566
Redeemable preferred stock redemptions payable	30,864	30,864	—	—
Dividends and distributions payable	7,672	7,672	9,255	9,255
Due to Ashford Inc., net	5,148	5,148	4,267	4,267
Due to related parties, net	257	257	1,055	1,055
Due to third-party hotel managers	1,467	1,467	1,476	1,476
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due to/from related parties, net, accounts payable and accrued expenses, redeemable preferred stock redemptions payable, dividends and distributions payable, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
Indebtedness, net. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 100.0% of the carrying value of $1.1 billion as of December 31, 2025, and approximately 98.8% of the carrying value of $1.2 billion as of December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(22,318)	$(1,693)	$(27,017)
Less: dividends on preferred stock	(35,273)	(40,295)	(42,304)
Less: deemed dividends on preferred stock	(15,112)	(8,958)	(4,719)
Less: dividends on common stock	(13,585)	(13,302)	(13,164)
Less: dividends on unvested performance stock units	153	(99)	(226)
Less: dividends on unvested restricted shares	—	—	(33)
Undistributed net income (loss) allocated to common stockholders	(86,135)	(64,347)	(87,463)
Add back: dividends on common stock	13,585	13,302	13,164
Distributed and undistributed net income (loss) - basic and diluted	$(72,550)	$(51,045)	$(74,299)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	67,621	66,500	65,989

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(1.07)	$(0.77)	$(1.13)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$—	$33
Income (loss) allocated to unvested performance stock units	$—	$99	226
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,767)	(4,472)	(5,230)
Dividends on preferred stock - Series B	4,233	4,233	4,233
Interest expense on Convertible Senior Notes	4,537	4,503	4,470
Dividends on preferred stock - Series E (inclusive of deemed dividends)	39,845	38,089	34,817
Dividends on preferred stock - Series M (inclusive of deemed dividends)	3,007	3,631	4,673
Total	$45,855	$46,083	$43,222
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	—	3
Effect of unvested performance stock units	—	25	273
Effect of assumed conversion of operating partnership units	5,808	6,421	5,487
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	16,732	15,184	13,609
Effect of assumed conversion of preferred stock - Series E	121,516	150,154	126,832
Effect of assumed conversion of preferred stock - Series M	13,065	15,961	14,740
Total	161,237	191,861	165,060

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
During the year ended December 31, 2025, approximately 353,000 Performance LTIPs were cancelled as a result of the performance conditions not being met over the performance period. As a result there was a claw back of the previously declared distributions.
As of December 31, 2025, there are approximately 77,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2025	December 31, 2024
Redeemable noncontrolling interests in Braemar OP (in thousands)	$19,005	$29,964
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$5,830	$1,324
Ownership percentage of operating partnership	6.91%	8.05%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$5,767	$4,472	$5,230
Distributions declared to holders of common units, LTIP units and Performance LTIP units	945	1,397	1,444

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2025	2024	2023
Performance LTIP units	Advisory services fee	$(142)	$1,842	$4,445
LTIP units	Advisory services fee	—	209	1,039
LTIP units	Corporate, general and administrative	—	3	14
LTIP units - independent directors	Corporate, general and administrative	5	154	182
Total		$(137)	$2,208	$5,680
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Units outstanding at beginning of year	7,220	7,224	8,283
LTIP units issued	153	151	44
Performance LTIP units issued	—	—	353
Units redeemed for shares of common stock	(1,922)	—	—
Units redeemed for cash	(46)	—	(1,456)
Performance LTIP units cancelled	(353)	(155)	—
Units outstanding at end of year	5,052	7,220	7,224
Units convertible/redeemable at end of year	5,052	6,244	4,292
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
The following table presents the common units redeemed/exchanged for common stock (in thousands):

	Year Ended December 31,
	2025	2024	2023
Units redeemed/exchanged	1,922	—	—
Fair value of common units redeemed (1)	$4,897	$—	$—
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units for the year ended December 31, 2025 was $9.3 million.
The following table presents the common units redeemed for cash (in thousands):

	Year Ended December 31,
	2025	2024	2023
Units redeemed	46	—	1,456
Fair value of common units redeemed	$121	$—	$7,162	(1)
____________________________________
(1)    Includes Mr. Monty J. Bennett’s 1.4 million common units redeemed for cash of approximately $7.0 million during February 2023.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common stock dividends declared	$13,432	$13,401	$13,423
8.25% Series D Cumulative Preferred Stock—At December 31, 2025 and 2024, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stockholders have no voting rights.
The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series D Cumulative Preferred Stock	$3,300	$3,300	$3,300
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of December 31, 2025, the Company has not repurchased any common stock pursuant to this program.
We repurchased approximately 312,000, 170,000 and 83,000 shares of our common stock in 2025, 2024 and 2023, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
Noncontrolling Interest in Consolidated Entities— One noncontrolling interest partner held a 25% ownership interest in an entity that owns one hotel property until November 25, 2025, when the Company purchased the remaining 25% ownership interest in the entity. Additionally, another noncontrolling interest entity partner held an ownership interest of 25% in a JV. The table below summarizes the total carrying value (in thousands), which is reported in equity in the consolidated balance sheet:

	December 31,
	2025	2024
Carrying value of noncontrolling interests	$2,095	$(3,367)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the (income) loss allocated to the noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Income) loss from consolidated entities attributable to noncontrolling interests	$325	$(25,928)	$(1,619)
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
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series B Convertible Preferred Stock	$4,233	$4,233	$4,233
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee, subject to the limitations as stated in the Articles Supplementary. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Series E Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series E Preferred Stock into a maximum of 5.69476 shares of our common stock.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series E Preferred Stock shares issued (1)	—	—	3,798
Net proceeds (1)	$—	$—	$85,444
__________________
(1)Exclusive of shares issued under the DRIP.
The Series E Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series E Preferred Stock is classified outside of permanent equity either in mezzanine equity or as a liability.
The Company evaluates the classification of redeemable preferred stock each reporting period based on the substance of holder redemption rights, redemption activity, contractual redemption limits, dividend payment conditions, liquidity, and other relevant factors. When redemption of any portion of a redeemable preferred stock series is considered mandatorily redeemable and not within the Company’s control, such portion is classified as a liability, while the remaining portion continues to be classified in mezzanine equity.
As of December 31, 2025, the Company determined that a portion of the outstanding Series E Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of December 31, 2025, the Company has received $30.2 million in investor-initiated Series E Preferred Stock redemption requests representing approximately 1,208,850 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our consolidated balance sheet.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series E Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	December 31, 2025	December 31, 2024
Series E Preferred Stock	$265,695	$352,502
Cumulative adjustments to Series E Preferred Stock (1)	$37,210	$22,098
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series E Preferred Stock	$24,733	$29,328	$30,883
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series E Preferred Stock shares redeemed	2,998	1,535	272
Redemption amount, net of redemption fees	$74,557	$36,554	$6,423
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee, subject to the limitations as stated in the Articles Supplementary. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Series M Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series M Preferred Stock into a maximum of 5.69476 shares of our common stock.
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series M Preferred Stock shares issued (1)	—	—	531
Net proceeds (1)	$—	$—	$12,869
__________________
(1)Exclusive of shares issued under the DRIP.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Series M Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside the Company’s control. As such, the Series M Preferred Stock is classified outside of permanent equity either in mezzanine equity or as a liability.
The Company evaluates the classification of redeemable preferred stock each reporting period based on the substance of holder redemption rights, redemption activity, contractual redemption limits, dividend payment conditions, liquidity, and other relevant factors. When redemption of any portion of a redeemable preferred stock series is considered mandatorily redeemable and not within the Company’s control, such portion is classified as a liability, while the remaining portion continues to be classified in mezzanine equity.
As of December 31, 2025, the Company determined that a portion of the outstanding Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of December 31, 2025, the Company has received $642,000 in investor-initiated Series M Preferred Stock redemption requests representing approximately 25,689 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our consolidated balance sheet.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series M Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	December 31, 2025	December 31, 2024
Series M Preferred Stock	$34,217	$36,916
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series M Preferred Stock	$3,007	$3,434	$3,888
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series M Preferred Stock shares redeemed	89	362	137
Redemption amount, net of redemption fees	$2,219	$9,047	$3,395
16. Stock-Based Compensation
At December 31, 2025, the Company does not have an equity incentive plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
The following table summarizes the stock-based compensation expense for restricted stock (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Advisory services fee	$—	$216	$1,162
Management fees	—	2	11
Corporate general and administrative	—	14	101
Corporate general and administrative - independent directors	—	144	182
	$—	$376	$1,456

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	—	$—	167	$7.02	437	$6.46
Restricted shares granted	—	—	50	2.82	45	4.07
Restricted shares vested	—	—	(216)	6.04	(312)	5.82
Restricted shares forfeited	—	—	(1)	7.02	(3)	6.90
Outstanding at end of year	—	$—	—	$—	167	$7.02
The fair value of restricted stock vested during the years ended December 31, 2025, 2024 and 2023 was approximately $0, $452,000 and $1.3 million, respectively.
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
During the year ended December 31, 2025, approximately 383,000 PSUs granted in 2023, were cancelled as a result of the performance conditions not being met over the performance period. As a result there was a claw back of the previously declared dividends.
During the year ended December 31, 2024, PSUs granted in 2022, vested at 174% of target based on the performance conditions met over the performance period.
During the year ended December 31, 2023, PSUs granted in 2021, vested at 200% of target based on the performance conditions met over the performance period.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Advisory services fee	$(309)	$27	2,108

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	383	$4.07	424	$4.22	335	$5.84
PSUs granted (at target)	—	—	—	—	383	4.07
PSUs vested (at target)	—	4.07	(41)	5.63	(294)	7.01
PSUs canceled	(383)	4.07	—	—	—	—
Outstanding at end of year (at target)	—	$—	383	$4.07	424	$4.22
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2025	2024	2023
Advisory services fee
Base advisory fee	$14,290	$13,838	$13,982
Reimbursable expenses (1)	13,939	11,620	8,353
Equity-based compensation (2)	(451)	2,294	8,754
Incentive fee	1,408	2,735	—
Total	$29,186	$30,487	$31,089
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
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (collectively, the “Advisory Agreement Limited Waivers”). Pursuant to the Advisory Agreement Limited Waivers, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage which includes workers’ compensation, general liability and auto liability coverages. The hotel management companies procure workers’ compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc. which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
On August 26, 2025, Braemar entered into a Letter Agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement is $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. have agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees (the “Company Sale Fee”). Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment will be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company does not occur before July 1, 2028. The $17.0 million payment is presented in “deposit paid to Ashford Inc.” on the consolidated balance sheet.
On December 22, 2025, Braemar entered into an amendment to the Letter Agreement. The Amendment was entered into in order to eliminate unintended ambiguity regarding the circumstances under which the termination fees become due and payable to Ashford Inc. and the timing of payment in order to more fully reflect the parties’ original intent under the Letter Agreement and ensure consistency across potential transaction structures in how the proceeds from a Company Sale Transaction (as defined in the Letter Agreement) are applied. Specifically, the Amendment revises the definition of “Company Sale Transaction” to clarify that it is a Company Change of Control (as defined in the advisory agreement). Pursuant to the Amendment, Braemar and Ashford Inc. further agreed that the Company Sale Fee (as defined in the Letter Agreement) will be paid directly to Ashford Inc. from Net Sale Proceeds (as defined in the Amendment) of a Company Sale Transaction (as defined in the Amendment), after payment of any Master Agreement Termination Fee (as defined in the Amendment), but before any other payments, dividends or distributions are made. In the event that Braemar’s assets are sold in more than one Company Sale Transaction and the Net Sale Proceeds from a particular Company Sale Transaction is insufficient to pay the Company Sale Fee and accrued fees in full, the Amendment provides that the Net Sale Proceeds from subsequent sales or dispositions of assets will be applied towards the payment of the Company Sale Fee until the Company Sale Fee is paid in full.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Amendment further provides that upon the complete satisfaction and discharge of the Company Sale Fee, and the Master Agreement Termination Fee (if applicable), each of the Company and Ashford Inc. may terminate the advisory agreement upon providing 60 days’ prior written notice to the other. The Amendment further provides that in the case of a sale or disposition of assets representing 50% or more of the Gross Asset Value (as defined in the advisory agreement and calculated as of January 1, 2025) of all of Braemar’s assets, the buyer must pay directly to Ashford Inc. the cash proceeds from such sale or disposition transaction necessary to satisfy the Master Agreement Termination Fee, and the related master agreements will terminate upon closing of such transaction. If proceeds are insufficient to pay the Master Agreement Termination Fee, proceeds from subsequent sales will be applied until the fee is paid in full. Additionally, upon the approval of a plan of liquidation by Braemar’s stockholders, the master agreements will terminate, subject to payment of the Master Agreement Termination Fee.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services.
For the years ended December 31, 2025, 2024 and 2023, we incurred fees from Lismore or its subsidiaries of $1.7 million, $2.8 million and $2.4 million respectively.
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
On February 1, 2023, Braemar entered into a Third Amended and Restated Contribution Agreement, which provided that after the Amended and Restated True-Up Date, capital contributions for the remainder of fiscal year 2023 would be divided between each Party based on the Initial True-Up Ratio, there would be a true up reflecting amounts raised by Ashford Securities since June 10, 2019, and thereafter, the capital contributions would be divided among each Party in accordance with the cumulative ratio of capital raised by the Parties. During the first quarter of 2024, there was a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc.
Effective January 1, 2024, Braemar entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust, which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021; and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities in the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities for the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc., which resulted in a net credit to expense of approximately $4.5 million that is included in “corporate general and administrative” on the consolidated statements of operations for the year ended December 31, 2024.
Effective December 9, 2025, the Parties entered into the Wind‑Down and Investor Servicing Cost Sharing Agreement providing for the orderly wind‑down of Ashford Securities as a FINRA member and SEC‑registered broker‑dealer and allocating all related wind‑down and investor servicing costs among the Parties based on each Party’s proportion of outstanding shares in applicable investment products as of each quarterly measurement date. The agreement supersedes prior cost‑allocation terms solely with respect to these wind‑down and servicing obligations and remains in effect until completion of the wind‑down and the end of all related servicing requirements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2025, Braemar has funded approximately $12.9 million and has a payable of approximately $652,000 that is included in “due to Ashford Inc.” on the consolidated balance sheet. As of December 31, 2024, Braemar had funded approximately $12.9 million and had a pre-funded balance of $797,000 that is included in “other assets” on the consolidated balance sheet.
The table below summarizes amounts expensed related to operating expenses of Ashford Securities reimbursed by Braemar (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Corporate, general and administrative	$1,193	$(4,547)	$4,330
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
Hotel Management Services
As of December 31, 2025, Remington Hospitality managed five of our 13 hotel properties.
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

		Year Ended December 31, 2025
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Interest Income	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$18	$—	$—	$—	$—	$—	$18	$—	$—	$—	$—
Ashford Securities	Broker/Dealer	1,193	—	—	—	—	—	—	—	—	1,193	—
INSPIRE	Audio visual services	3,878	—	—	3,723	—	—	—	—	—	155	—
Lismore Capital	Debt placement and related services	1,693	—	1,584	—	—	—	—	—	—	—	109
OpenKey	Mobile key app	44	—	—	—	44	—	—	—	—	—	—
Premier	Design and construction services	12,417	10,524	—	—	382	—	—	1,511	—	—	—
Pure Wellness	Hypoallergenic premium rooms	182	—	—	—	182	—	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	1,232	—	—	453	674	—	—	—	—	105	—
Warwick	Insurance	1,418	—	—	—	—	—	1,418	—	—	—	—
Ashford LLC	Cash management services	10	—	—	—	—	—	—	—	(10)	—	—
Remington Hospitality	Hotel management services (5)	5,117	—	—	—	1,650	3,467	—	—	—	—	—

		Year Ended December 31, 2024
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets (3)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Interest Income	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$2	$—	$—	$—	$—	$—	$—	$2	$—	$—	$—	$—
Ashford Securities	Broker/Dealer	(4,473)	—	—	—	—	—	—	—	—	—	(4,473)	—
INSPIRE	Audio visual services	4,525	—	—	—	4,415	—	—	—	—	—	110	—
Lismore Capital	Debt placement and related services	2,799	—	1,112	75	—	—	—	—	—	—	—	1,612
OpenKey	Mobile key app	36	—	—	—	—	36	—	—	—	—	—	—
Premier	Design and construction services	15,886	14,133	—	—	—	363	—	—	1,390	—	—	—
Pure Wellness	Hypoallergenic premium rooms	146	—	—	—	—	146	—	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	1,119	—	—	—	336	713	—	—	—	—	70	—
Warwick	Insurance	1,291	—	—	—	—	50	—	1,241	—	—	—	—
Ashford LLC	Cash management services	91	—	—	—	—	—	—	—	—	(91)	—	—
Remington Hospitality	Hotel management services (5)	4,089	—	—	—	—	1,612	2,477	—	—	—	—	—

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets (3)	Preferred Stock (4)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	3	$—	$—	$—	$—	$—	$—	$—	$3	$—	$—	$—
Ashford Securities	Broker/Dealer	6,385	—	—	—	1,972	—	—	—	—	—	4,413	—
INSPIRE	Audio visual services	4,371	—	—	—	—	4,268	—	—	—	—	103	—
Lismore Capital	Debt placement and related services	2,426	—	987	150	—	—	—	—	—	—	—	1,289
OpenKey	Mobile key app	41	—	—	—	—	—	41	—	—	—	—	—
Premier	Design and construction services	12,652	11,618	—	—	—	—	—	—	—	1,034	—	—
Pure Wellness	Hypoallergenic premium rooms	149	—	—	—	—	—	149	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	1,043	—	—	—	—	308	692	—	—	—	43	—
Remington Hospitality	Hotel management services (5)	3,913	—	—	—	—	—	1,394	2,519	—	—	—	—
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
(4)Recorded as a reduction of Series E and Series M Redeemable Preferred Stock proceeds.
(5)Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to (from) Ashford Inc.
Company	Product or Service	December 31, 2025	December 31, 2024
Ashford LLC	Advisory services	$1,918	$1,536
Ashford LLC	Casualty insurance	1,357	1,044
INSPIRE	Audio visual services	1,012	501
Ashford Securities	Broker/Dealer	58	10
Premier	Design and construction services	660	968
RED Leisure	Watersports activities and travel/transportation services	143	208
		$5,148	$4,267
As of December 31, 2025, due to related parties, net included a net payable to Remington Hospitality of $257,000. As of December 31, 2024, due from related parties, net included a net payable to Remington Hospitality of $1.1 million. These amounts are primarily related to advances made by Braemar, accrued base and incentive management fees and casualty insurance premiums.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have two hotel properties that operate under franchise agreements. The Cameo Beverly Hills franchise agreement has a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement, we will pay: (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year four; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of December 31, 2025, we are currently paying 2% of gross revenues for the Cameo Beverly Hills.
Under the franchise agreement for the Sofitel Chicago Magnificent Mile, we pay franchisor royalty fees of 4.4% of gross rooms revenue. Additionally, we pay a marketing fee of 1.5% of gross rooms revenue. This franchise agreement expires in 2041, with extension options.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Other hotel expenses	$1,101	$340	$—
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2025, we pay a monthly hotel management fee equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, 2.3% to 4.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. As of December 31, 2025, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, to which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of December 31, 2025. The Court granted a motion for preliminary approval of the settlement on October 27, 2025, and a hearing on the motion for final approval is set for April 20, 2026.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million. Braemar’s portion of the settlement is approximately $679,000. As of December 31, 2025, the settlement liability amount has been accrued.
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
Capital Commitments—At December 31, 2025, we had capital commitments of $18.3 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
19. Leases
We have operating ground leases and operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2025.

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
As of December 31, 2025 and 2024, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$30,743	$34,852

Liabilities
Operating lease liabilities	$20,058	$19,984
We incurred the following lease costs related to our operating leases (in thousands):

		Year Ended December 31,
	Classification	2025	2024	2023
Operating lease cost (1)	Hotel operating expenses - other	$2,308	$4,505	$6,757
Operating lease asset impairment	Impairment charges	3,498	—	—
_______________________________________
(1) For the years ended December 31, 2025, 2024 and 2023, operating lease cost includes approximately $416,000, $934,000 and $2.3 million, respectively, of variable lease cost associated with the ground leases. Additionally, we recorded $(21,000), $451,000 and $474,000, respectively, of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (in thousands)	$1,030	$3,288	$3,310
Weighted Average Remaining Lease Term
Operating leases (1)	40 years	41 years	43 years
Weighted Average Discount Rate
Operating leases (1)	5.30%	5.25%	4.98%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

Operating Leases
2026	$1,259
2027	1,162
2028	1,164
2029	1,144
2030	1,159
Thereafter	51,571
Total future minimum lease payments (1)	57,459
Less: interest	(37,401)
Present value of operating lease liabilities	$20,058
_______________________________________
(1)     Based on payment amounts as of December 31, 2025.

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
At December 31, 2025, 12 of our hotel properties were leased to TRS lessees and The Ritz-Carlton St. Thomas was owned by our USVI TRS. The TRS entities recognized net book income (loss) before income taxes of $2.8 million, $9.6 million and $17.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
We have prospectively adopted the disclosure requirements as required after the adoption of ASU 2023-09. The following table reconciles the income tax expense of the Company at applicable statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31, 2025
	$	%
Income tax (expense) benefit at federal statutory rate of 21%	$5,551	21.00%
State and local income tax, net of federal (national) income tax effect (1)	(287)	(1.09)%
Foreign tax effects:
Benefit of USVI Economic Development Commission credit	398	1.51%
USVI - Nontaxable or nondeductible items	111	0.42%
Benefit of Puerto Rico tax incentives	818	3.09%
Puerto Rico - nontaxable or nondeductible items	(167)	(0.63)%
Changes in valuation allowance	(742)	(2.81)%
Nontaxable or nondeductible items	(275)	(1.04)%
Redeemable noncontrolling interests in operating partnership	(616)	(2.33)%
Tax impact of REIT election	(6,793)	(25.70)%
Other	23	0.09%
Effective tax rate	$(1,979)	(7.49)%
__________________
(1) State taxes in Texas, Philadelphia and California make up the majority (greater than 50% percent) of the tax effect in this category.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following table reconciles the income tax expense of the TRS entities at applicable statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2024	2023
Income tax (expense) benefit of the TRS entities at federal statutory income tax rate of 21%	$(2,040)	$(5,180)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(81)	(258)
State and local income tax (expense) benefit on pass-through entity subsidiaries	(27)	(20)
Gross receipts and margin taxes	(88)	(52)
Benefit of USVI Economic Development Commission credit	1,559	1,511
Benefits of Puerto Rico tax incentives	950	2,064
Effect of permanent differences	(412)	(229)
Other	39	(46)
Valuation allowance	(742)	(479)
Total income tax (expense) benefit	$(842)	$(2,689)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(137)	$(387)	$(467)
State	(305)	68	(69)
Foreign	(478)	(619)	(824)
Total current income tax (expense) benefit	(920)	(938)	(1,360)
Deferred:
Federal	10	1	(14)
State	3	—	—
Foreign	(1,072)	95	(1,315)
Total deferred income tax (expense) benefit	(1,059)	96	(1,329)
Total income tax (expense) benefit	$(1,979)	$(842)	$(2,689)
We have prospectively adopted the disclosure requirements as required after the adoption of ASU 2023-09. The following table presents the disaggregated cash paid for income taxes, net of refunds (in thousands):

Year Ended December 31, 2025
Federal	$230
State	(176)
Foreign	562
Total cash paid (refunded) during the period for income taxes (1)	$616
___________________
(1) Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include Puerto Rico at $463,000, federal at $230,000, USVI at $119,000, Philadelphia at $76,000, Florida at $(247,000) and Arizona at $(61,000).
The following table presents the U.S. and foreign earnings (losses) from continuing operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(39,318)	$6,549	$(51,878)
Foreign	12,887	14,056	23,939
Total	$(26,431)	$20,605	$(27,939)
For the years ended December 31, 2025, 2024 and 2023, income tax expense included interest and penalties paid to/(received from) taxing authorities of $17,000, $4,000 and $(11,000), respectively. At December 31, 2025 and 2024, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2025 and 2024, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Tax intangibles basis greater than book basis	$743	$722
Allowance for doubtful accounts	18	99
Unearned income	4,159	3,068
Federal and state net operating losses	17,978	16,435
Capital loss carryforward	—	331
Accrued expenses	886	775
Other	9	12
Total deferred tax asset	23,793	21,442
Valuation allowance	(18,351)	(16,496)
Net deferred tax asset	$5,442	$4,946

Deferred tax liabilities:
Deferred income	$(11)	$(11)
Tax property basis greater/(less) than book basis	(7,710)	(6,160)
Prepaid expenses	(5)	—
Total deferred tax liability	(7,726)	(6,171)
Net deferred tax asset (liability)	$(2,284)	$(1,225)
At December 31, 2025 and 2024, we have reserved certain deferred tax assets of our TRS entities and recorded a valuation allowance of $18.4 million and $16.5 million, respectively. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries, we believe it is more likely than not that a portion of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2025, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $64.9 million, of which $43.4 million is subject to expiration and will begin to expire in 2026. The remainder was generated after December 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. $43.4 million of net operating loss carryforwards are attributable to acquired subsidiaries and are subject to substantial limitation on their use. At December 31, 2025, we had state net operating loss carryforwards of $137.3 million, which begin to expire in 2033. The Company also has indefinite-lived state net operating losses (“NOLs”). At December 31, 2025, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$16,496	$16,169	$18,627
Additions	1,855	327	—
Deductions	—	—	(2,458)
Balance at end of year	$18,351	$16,496	$16,169
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $2.0 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively. There was no current foreign tax for the U.S. Virgin Islands for the year ended December 31, 2025. The benefit of the tax holiday on net income (loss) per share was approximately, $0.00, $0.03 and $0.04 for the years ended December 31, 2025, 2024 and 2023, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In 2022, we acquired The Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Our taxable entities in Puerto Rico operate under a tax holiday which is effective through April 2, 2028. The tax holiday is conditional upon meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $4.4 million, $1.7 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The benefit of this tax holiday on net income (loss) per share was approximately $0.07, $0.02 and $0.06 for the years ended December 31, 2025, 2024 and 2023, respectively.
21. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2025	2024
Cost	$5,682	$5,682
Accumulated amortization	(2,936)	(2,557)
	$2,746	$3,125
Intangible assets include the customer relationships associated with The Ritz-Carlton Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
For the years ended December 31, 2025, 2024 and 2023, amortization expense related to intangible assets was $379,000, $379,000 and $379,000, respectively.
Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2026	$379
2027	379
2028	379
2029	379
2030	379
Thereafter	851
Total	$2,746
22. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2025, The Ritz-Carlton Sarasota, The Ritz-Carlton Reserve Dorado Beach and Four Seasons Resort Scottsdale generated revenues of 13.3%, 12.4%, and 11.3%, respectively, of total hotel revenue amounting to approximately 37.0% of total hotel revenue.
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
23. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments; (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services: (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of December 31, 2025, 2024 and 2023, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rooms	$428,990	$452,361	$464,899
Food and beverage	179,538	181,250	185,331
Other hotel revenue	95,487	94,793	89,112
Total hotel revenue	$704,015	$728,404	$739,342
EXPENSES
Hotel expenses:
Rooms	$104,367	$106,465	$105,439
Food and beverage	141,846	145,901	144,544
Direct expenses	33,257	32,824	31,887
Indirect expenses:
Property, general and administration	60,126	62,214	59,714
Sales and marketing	47,909	49,331	48,998
Information and telecommunications systems	7,869	8,331	8,159
Repairs and maintenance	30,892	30,732	29,587
Energy	23,792	23,696	24,603
Lease expense	2,329	4,052	6,283
Ownership expenses	4,199	3,765	3,912
Incentive management fee	7,757	8,037	9,935
Management fees	21,452	22,837	22,839
Property taxes	19,231	23,745	21,343
Other taxes	1,185	1,571	1,171
Insurance	14,068	16,766	14,489
Total expenses	520,279	540,267	532,903
Hotel adjusted EBITDA	$183,736	$188,137	$206,439

	Year Ended December 31,
	2025	2024	2023
Hotel adjusted EBITDA	$183,736	$188,137	$206,439
Ownership expenses included in other hotel expenses	(5,847)	(2,882)	(4,834)
Ownership expenses included in property taxes, insurance and other	231	(426)	(1,626)
Management fees	(543)	(663)	(422)
Depreciation and amortization	(92,578)	(98,733)	(93,272)
Impairment charges	(54,492)	—	—
Advisory services fee	(29,186)	(30,487)	(31,089)
Corporate, general and administrative	(11,754)	(14,361)	(13,523)
Gain (loss) on disposition of assets and hotel properties	82,797	88,165	—
Equity in earnings (loss) of unconsolidated entities	(56)	(1,608)	(253)
Interest income	6,246	7,135	6,401
Other income (expense)	(1,572)	—	293
Interest expense and amortization of discounts and loan costs	(98,539)	(108,124)	(94,219)
Write-off of loan costs and exit fees	(1,833)	(6,111)	(3,489)
Gain (loss) on extinguishment of debt	(2,686)	(22)	2,318
Realized and unrealized gain (loss) on derivatives	(355)	585	(663)
Income tax (expense) benefit	(1,979)	(842)	(2,689)
Net income (loss)	$(28,410)	$19,763	$(30,628)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2025, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2025 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted our management has concluded that no such changes have occurred.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting
We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedule and our report dated March 11, 2026 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Dallas, Texas
March 11, 2026

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 102 through 150 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 161 through 162 hereof.
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

10.29
Purchase Agreement, dated as of May 13, 2021, by and among the Company, the Operating Partnership, the Advisor and UBS Securities LLC, as the Initial Purchaser. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021) (File No. 001-35972)

10.30	Amendment No. 1 to the Braemar Master Project Management Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 6, 2021) (File No. 001-35972)
10.31
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.32
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

10.34†
Amendment No. 4 to the Braemar Hotels & Resorts Inc. Second Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2023) (File No. 001-35972)

10.35
Credit Agreement, dated as of July 31, 2023, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2023) (File No. 001-35972).

10.36
Amendment No. 2 to the Master Project Management Agreement, dated as of February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Premier Project Management LLC and Braemar Hospitality Limited Partnership. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

10.37
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

10.40
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

10.41
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

10.43
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-35972).

10.44†	Form of 2025 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 12, 2025 (File No. 001-35972).
10.45
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 12, 2025 (File No. 001-35972).

10.46
Letter Agreement, dated August 26, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 26, 2026 (File No. 001-35972).

10.47†
Amendment to Letter Agreement, dated December 22, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 7, 2025 (File No. 001-35972).

19.1	Policy on Insider Trading and Compliance (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 12, 2025 (File No. 001-35972).
21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, P. C.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 12, 2025 (File No. 001-35972).

99.1
Release and waiver, by and between, Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

_________________________
* Filed herewith.
** Furnished herewith
† Management contract or compensatory plan or arrangement.
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity;(v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2026.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 11, 2026
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2026
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 11, 2026
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2026
Justin R. Coe

/s/ STEFANI D. CARTER	Director	March 11, 2026
Stefani D. Carter

/s/ MATTHEW D. RINALDI	Director	March 11, 2026
Matthew D. Rinaldi

/s/ REBECA ODINO-JOHNSON	Director	March 11, 2026
Rebeca Odino-Johnson

/s/ KELLIE SIRNA	Director	March 11, 2026
Kellie Sirna

/s/ REBECCA MUSSER	Director	March 11, 2026
Rebecca Musser

/s/ MARY CANDACE EVANS	Director	March 11, 2026
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Capital Hilton	Washington, D.C.	$110,600	$45,721	$106,245	$—	$48,908	$45,721	$155,153	$200,874	$77,527		April 2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	66,245	9,814	94,029	—	21,776	9,814	115,805	125,619	60,482		April 2007	(1),(2),(3)
Sofitel Chicago Magnificent Mile (5)	Chicago, IL	48,509	12,631	140,369	(3,540)	(69,001)	9,091	71,368	80,459	1,359		February 2014	(1),(2),(3)
Pier House Resort & Spa	Key West, FL	94,000	59,731	33,011	—	(1,405)	59,731	31,606	91,337	11,923		March 2014	(1),(2),(3)
Bardessono Hotel and Spa (5)	Yountville, CA	39,000	—	64,184	—	(16,545)	—	47,639	47,639	2,014		July 2015	(1), (2), (3), (4)
Hotel Yountville (5)	Yountville, CA	37,000	47,849	48,567	(9,185)	(15,383)	38,664	33,184	71,848	1,548		May 2017	(1),(2),(3)
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	70,500	89,117	56,383	354	36,794	89,471	93,177	182,648	26,856		March 2017	(1),(2),(3)
The Ritz-Carlton Sarasota	Sarasota, FL	130,000	83,630	99,782	—	14,152	83,630	113,934	197,564	32,974		April 2018	(1),(2),(3)
The Ritz-Carlton St. Thomas	St. Thomas, USVI	107,000	25,533	38,467	—	69,452	25,533	107,919	133,452	24,458		December 2015	(1),(2),(3)
The Ritz-Carlton Lake Tahoe	Truckee, CA	43,413	26,731	91,603	—	48,575	26,731	140,178	166,909	34,314		January 2019	(1),(2),(3)
Cameo Beverly Hills	Beverly Hills, CA	—	29,346	45,078	—	25,391	29,346	70,469	99,815	11,673		August 2021	(1),(2),(3)
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	95,148	79,711	117,510	—	13,397	79,711	130,907	210,618	27,096		March 2022	(1),(2),(3)
Four Seasons Resort Scottsdale	Scottsdale, AZ	180,000	70,248	197,610	—	12,902	70,248	210,512	280,760	31,837		December 2022	(1),(2),(3)
Land parcel	McKinney, TX	5,360	12,786	—	—	—	12,786	—	12,786	—		April 2025
Total		$1,026,775	$592,848	$1,132,838	$(12,371)	$189,013	$580,477	$1,321,851	$1,902,328	$344,061
__________________
(1)Estimated useful life for buildings is 39 years.
(2)Estimated useful life for building improvements is 7.5 years.
(3)Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)Amount includes transfer of FF&E to Ashford Inc. in return for the key money consideration.
(5)Amounts include impairment charges.
(6)The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.4 billion as of December 31, 2025.

	Year Ended December 31,
	2025	2024	2023
Investment in real estate:
Beginning balance	$2,252,574	$2,382,716	$2,325,093
Additions	90,786	57,758	92,384
Write-offs	(33,693)	(66,227)	(34,761)
Impairment	(121,474)	—	—
Sales/disposals	(285,865)	(121,673)	—
Ending balance	$1,902,328	$2,252,574	$2,382,716
Accumulated depreciation:
Beginning balance	473,888	498,508	440,492
Depreciation expense	93,482	98,286	92,777
Write-offs	(33,693)	(66,227)	(34,761)
Impairment	(70,480)	—	—
Sales/disposals	(119,136)	(56,679)	—
Ending balance	$344,061	$473,888	$498,508
Investment in real estate, net	$1,558,267	$1,778,686	$1,884,208