Form 10-K/A
period 2025-12-31
Braemar Hotels & Resorts Inc.
filed 2026-04-29
CIK 1574085

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
As of April 28, 2026, the registrant had 68,679,318 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On March 12, 2026, Braemar Hotels & Resorts Inc. (the “Company” or “Braemar”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")):

Name	Age	Position(s)
Richard J. Stockton	55	President, Chief Executive Officer and Director
Jim Plohg	51	Executive Vice President, General Counsel and Secretary
Justin Coe	42	Chief Accounting Officer
Monty J. Bennett	60	Chairman of the Board of Directors
Stefani D. Carter	48	Independent Director, Lead Director, Nominating and Corporate Governance Committee Chair
Candace Evans	71	Independent Director
Rebecca Musser	44	Independent Director, Audit Committee Chair
Rebeca Odino-Johnson	70	Independent Director, Related Party Transactions Chair
Matthew D. Rinaldi	51	Independent Director, Compensation Committee Chair
Kellie Sirna	47	Independent Director
Richard J. Stockton. Mr. Stockton was appointed to our Board of Directors (the "Board") in July 2020. He has served as our Chief Executive Officer since November 2016 and as President since April 2017. He also served as the Lead Independent Director of Spirit MTA REIT (NYSE: SMTA) and Trustee of its successor entity, SMTA Liquidating Trust, from 2018 to 2025. Prior to joining our Company, Mr. Stockton served as Global Co-Head and Global Chief Operating Officer for Real Estate at CarVal Investors, a subsidiary of Cargill Inc., with real estate investments in the United States, Canada, the United Kingdom and France. He also previously served as President & CEO-Americas for OUE Limited, a publicly listed Singaporean property company, where he established the business that acquired and refurbished the US Bank Tower in Los Angeles in 2013. The majority of his career, over 16 years, was spent at Morgan Stanley in real estate investment banking in various roles including Head of EMEA Real Estate Banking in London, where he was responsible for business across Europe, the Middle East and Africa and Co-Head of Asia Pacific Real Estate Banking, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai. He is also a member of the Board of the American Hotel and Lodging Association. Mr. Stockton is a frequent speaker and panelist at industry conferences and events, including NAREIT, the NYU International Hospitality Industry Investment Conference, and the Americas Lodging Investment Summit. He is a dual citizen of the United States and the United Kingdom.
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
Jim Plohg. Mr. Plohg has served as our Executive Vice President, General Counsel and Secretary since December 2025 and has served in that capacity for Ashford Inc. and Ashford Hospitality Trust, Inc. (“Ashford Trust”) since December 2025. He leads the legal and compliance functions across a portfolio of public real estate investment trusts, an alternative asset manager, real estate private equity funds and multiple operating companies in the U.S. and internationally. Mr. Plohg fosters strong relationships and collaboration across the organization and utilizes his expertise in securities, capital markets, financing, mergers and acquisitions, governance, and risk management to protect the organization, develop business strategies and deliver practical executable solutions that support the organization’s innovation, growth and profitability.
Prior to his current role, Mr. Plohg held progressively senior legal positions at Ashford since 2014, including as Associate General Counsel and Chief Compliance Officer and, beginning in 2021, as Division General Counsel. Prior to joining Ashford Inc., Mr. Plohg served in leadership roles at multi-billion dollar investment firms and family offices including MeehanCombs, LP, Alden Global Capital, Smith Family Office LLC, and Highland Capital Management, L.P., where he managed legal, operations, compliance, and strategic and financial investment transactions. He began his career as a corporate and litigation associate at the international law firm of Norton Rose Fulbright.
Mr. Plohg serves on the Advisory Board of Brighter Children and various private business boards. Mr. Plohg holds a J.D. from Baylor University School of Law and a B.B.A. from Texas A&M University and is admitted to practice law in the State of Texas. Mr. Plohg has been featured in several industry publications and writes and speaks frequently at industry, professional and community publications and events.
Justin Coe. Mr. Coe has served as our Chief Accounting Officer since January 2024 and has served in that capacity for Ashford Inc. and for Ashford Trust since January 2024, and has served as our principal financial officer since March 31, 2026. Prior to serving as Chief Accounting Officer, Mr. Coe had served as the Senior Vice President of Accounting of Ashford Inc. since July 2015. As Senior Vice President of Accounting, Mr. Coe was responsible for overseeing most of the accounting functions for Ashford Inc. and each of its advised platforms, including the Company and Ashford Trust. Such functions include tax, financial reporting, corporate controller, portfolio accounting, internal audit, information systems, acquisitions and special projects. Prior to joining Ashford Inc., Mr. Coe was a Senior Manager at Ernst & Young LLP and had served since 2006 in various assurance and advisory roles for public and private companies in the airline, real estate, medical device and other industries domestically and internationally.
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
Attendance at Annual Meeting of Stockholders
In keeping with our corporate governance principles, directors are expected to attend the annual meeting of stockholders in person. All persons who were directors at the time of our 2025 annual meeting of stockholders attended our annual meeting in person.
Delinquent Section 16(a) Reports
To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and the written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act, “Section 16 Officers”) and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, and during the year ended December 31, 2025, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements.
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
The members of our Audit Committee are Rebecca Musser (chair), Rebeca Odino-Johnson and Candace Evans. All of the members of the Audit Committee have been determined by our Board to be independent at all pertinent times, including under the heightened independence standards for members of audit committees of boards of directors. Ms. Musser qualifies as an “audit committee financial expert,” as defined by the applicable rules and regulations of the Exchange Act. All of the members of our Audit Committee are “financially literate” under the NYSE listing standards. The Audit Committee met a total of four times in 2025.
The members of our Compensation Committee are Matthew D. Rinaldi (chair), Kellie Sirna and Stefani D. Carter. Each of the members of the Compensation Committee have been determined by our Board to be independent at all pertinent times, including under the heightened standards for members of the compensation committees of boards of directors. The Compensation Committee met a total of two times in 2025.
The members of our Nominating and Corporate Governance Committee are Stefani D. Carter (chair), Candace Evans and Kellie Sirna. Each of the members of the Nominating and Corporate Governance Committee have been determined by our Board to be independent at all pertinent times. The Nominating and Corporate Governance Committee met a total of three times in 2025.
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
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
The following is a discussion of the compensation program adopted for our named executive officers, which include Mr. Stockton, our President and Chief Executive Officer, Mr. Eubanks, our former Chief Financial Officer, Mr. Rose, our former Executive Vice President, General Counsel and Secretary, and Mr. Coe, our Chief Accounting Officer. In respect of such compensation, we have elected to comply with the scaled reporting requirements available to smaller reporting companies.
Compensation of Our Named Executive Officers
We are externally advised by Ashford Inc. pursuant to an advisory agreement. Ashford Inc., through its operating company Ashford Hospitality Advisors LLC (“Ashford LLC”), is responsible for implementing our investment strategies and managing our operations. Our advisor manages the day-to-day operations of our Company and our affiliates in exchange for an advisory fee, the terms of which are described under “Our Relationship and Agreements with Ashford Inc. and its Subsidiaries.” As a consequence of this management arrangement and although the Company has executive officers, it does not have any employees. Each of the Company's executive officers is, however, an employee of our advisor and is compensated by our advisor in his capacity as such. During all of 2024 and 2025, the cash compensation received by our executive officers was paid to those persons by Ashford Inc. in their capacity as employees of our advisor. However, our executive officers (as well as other employees of our advisor) continue to be eligible to receive equity-based (and, for 2024, 2025 and 2026, certain deferred cash) awards under our 2013 Equity Incentive Plan as described below. We do not, however, provide any other compensation or employee benefit plans for our executive officers.
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
Our Compensation Committee has the authority to retain independent advisors to assist the committee in fulfilling its responsibilities. The committee has retained Gressle & McGinley as its independent compensation consultant. Gressle & McGinley has not performed any services other than executive and director compensation services for the Company, and has performed its services only on behalf of, and at the direction of, the Compensation Committee (although Gressle & McGinley is also the independent compensation consultant to the compensation committees of the board of directors of Ashford Trust). Our Compensation Committee has reviewed the independence of Gressle & McGinley in light of SEC rules and stock exchange listing standards regarding compensation consultant independence and has affirmatively concluded that Gressle & McGinley is independent from the Company and has no conflicts of interest relating to its engagement by our Compensation Committee.
Interaction with Management
Our Compensation Committee meets in executive sessions without management or other directors present. Executives generally are not present during Compensation Committee meetings. However, our Chairman and certain of our executive officers and employees of our advisor may attend all or part of certain Compensation Committee meetings. Our Chairman, considering certain performance factors as set by the Board each year, annually reviews the compensation for each named executive officer and our advisor's (and its subsidiaries') employees as a group and makes recommendations to our Compensation Committee regarding the compensation we should grant to our named executive officers and our advisor's (and its subsidiaries') employees as a group. Final compensation decisions for our executive officers are ultimately made in the sole discretion of, and with the approval of, the members of the Board based on the recommendations of the Compensation Committee.
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
Consideration of Prior Year Say-on-Pay Vote
At our 2025 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on a non-binding advisory basis, our executive compensation. Approximately 79% of the votes cast at our 2025 annual meeting of stockholders voted to approve our 2024 executive compensation. The Compensation Committee reviewed the results of this advisory "say-on-pay" vote and considered it, among other factors, in determining specific award amounts granted to our named executive officers for 2025. For more information, see “—2025 and 2026 Incentive Compensation Grant Decisions” below. The Compensation Committee will also carefully consider future stockholder votes on this matter, along with other expressions of stockholder views it receives on specific policies and desirable actions.
Advisory Fee and Compensation Paid by the Advisor
Pursuant to our advisory agreement, we pay Ashford Inc. an advisory fee. In turn, Ashford Inc. uses a portion of the proceeds of such advisory fee to pay the cash compensation it pays its personnel. We do not specifically reimburse Ashford Inc. for any executive officer compensation or benefits costs. The following is a summary of the advisory fees we paid to Ashford Inc. in 2025 and the total 2025 compensation paid to our named executive officers:
•Under the terms of our advisory agreement, we incurred a total advisory fee of approximately $29.2 million to Ashford Inc., comprised of a base fee of approximately $14.3 million, approximately $13.9 million of reimbursable expenses inclusive of deferred cash compensation, equity-based compensation expense of approximately $(451,000) associated with equity grants of our common stock and long-term incentive plan (“LTIP”) units awarded to our executive officers and the officers and certain employees of Ashford Inc. and its affiliates and an incentive fee of approximately $1.4 million.
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

•For 2025, our named executive officers earned total cash compensation of approximately $4.7 million from Ashford Inc. based on amounts determined through the date hereof. This amount was comprised of an aggregate of approximately $2.2 million in salaries and an aggregate of approximately $2.5 million in cash bonuses.
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
•The 2025 annual bonus program at Ashford Inc. took into account a variety of financial performance factors, including the level of attainment of budgeted revenue, budgeted adjusted EBITDAre and liquidity levels and capital raising, as well as non-financial strategic goals related to investor outreach, property renovations and asset sales.
2025 and 2026 Incentive Compensation Grant Decisions
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
The SEC's rules require disclosure in the tables that follow this Compensation Discussion and Analysis of the equity awards that were granted to our named executive officers in 2025. However, this “2025 and 2026 Incentive Compensation Grant Decisions” section describes incentive compensation grants made to our named executive officers in March 2026 because the Company's long-term incentive compensation awards are granted to named executive officers in respect of their performance during the preceding year. For a discussion of awards made in 2025 (in respect of 2024 service), please refer to the “Executive Compensation” discussion contained in our Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 29, 2025.
For our March 2026 awards based on 2025 performance, the size of the potential awards for our named executive officers was determined based on 2025 performance, historical compensation levels in the hospitality REIT sector and the recommendations of the Chairman and our Compensation Committee in setting the awards for each individual named executive officer. 2025 performance was evaluated based on six business objectives established by the Board of Directors. The Board believes these objectives reflected the cyclicality of the industry in which we operate and evolving changes in market conditions and were appropriate to further align the interests of the named executive officers with the interests of our stockholders. The following table summarizes the six business objectives set by the Board of Directors for 2025, along with the actual results:
2025 Business Objectives

Business Objective	Budget/ Target	Actual (2)	Comment
Achieve budgeted Revenue (1)	$649.3M	$704.0M	Achieved
Achieve budgeted Adjusted EBITDAre	$111.5M	$147.0M	Achieved
Sell Capital Hilton and/ or Marriott Seattle	By 12/31	Sold: Marriott Seattle Waterfront (Q3) The Clancy (Q4)	Achieved
Complete Renovations: Hotel Yountville, Park Hyatt Beaver Creek, Cameo (75%)	By 12/31	Renovations Completed (Q4)	Achieved
Maintain liquidity of $50M(1)	$50M	$242.6M	Achieved
Conduct at least 200 interactions with investors/ analysts consisting of calls, meetings, and/or presentations	200	344	Achieved
(1)Adjusted for asset sales.
(2)Including cash and cash equivalents, restricted cash, marketable securities, due from third party managers, and available credit facility.
(3)As of December 31, 2025
For 2026, the Company continued its reliance on deferred cash payments (“Deferred Cash Awards”) and determined, for 2026, to grant long-term incentive awards exclusively in that form in lieu of providing part of the award in the form of performance stock units (“PSUs”) or performance LTIP Units (“Performance LTIPs”). With respect to the Deferred Cash Awards, 1/12th of the award will vest, generally, subject to continued service over the 12 calendar quarters first ending March

31, 2026 and thereafter. Additionally, in March 2026, the Company granted Mr. Stockton a special Deferred Cash Award in the aggregate amount of $3,500,000 (the “Special Deferred Cash Award”), payable in three installments of $500,000, $750,000 and $2,250,000 on the first, second and third anniversaries of March 16, 2026, respectively. Payment of the Special Deferred Cash Award is subject to the sole and absolute discretion of the Board and, notwithstanding any termination of service, death or disability, the Special Deferred Cash Award remains in full force and effect and does not terminate or accelerate upon such events.
A summary of the Deferred Cash Awards granted in March 2026 to our named executive officers is as follows.

Executive	Deferred Cash Amount ($)
Richard J. Stockton	$5,596,369
Deric S. Eubanks (1)	$1,147,717
Alex Rose (1)	$—
Justin Coe	$321,563
(1)Messrs. Alex Rose and Deric S. Eubanks service as officers of the Company ended on December 16, 2025 and March 31, 2026, respectively.
The Company in the past has granted equity in the form of LTIP units. The LTIP units are a special class of partnership units in Braemar Hospitality Limited Partnership (“Braemar OP”) called “long-term incentive partnership units.” Grants of LTIP units are designed to offer executives the same long-term incentive as restricted stock, while allowing them more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under our stock incentive plan, reducing availability for other equity awards, because LTIP units are convertible into common units of Braemar OP, which may themselves be redeemed for shares of our common stock based on a conversion ratio of 1:1 or cash, at the discretion of the Board. As a result, an LTIP unit granted may result in an issuance of one share of our common stock. LTIP units, whether vested or not, receive the same quarterly per unit distributions as common units of our operating partnership, which typically equal per share dividends on our common stock, if any. This treatment with respect to quarterly distributions is analogous to the typical treatment of time-vested restricted stock. (Note that distributions on Performance LTIPs accrue on unvested units and are paid in the form of additional common units of our operating partnership on the actual number of LTIP units that vest.) The key difference between LTIP units and restricted stock is that at the time of award, LTIP units do not have full economic parity with common units but can achieve such parity over time. Upon the occurrence of certain events, the capital accounts of our operating partnership may be adjusted, allowing for the LTIP units to achieve parity with the common units over time. If such parity is reached, vested LTIP units become convertible into an equal number of common units. Until and unless such parity is reached, the value that an executive will realize for a given number of vested LTIP units is less than the value of an equal number of shares of our common stock.
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
Stock Ownership Guidelines
Our Corporate Governance Guidelines provide ownership guidelines for our executive officers. The guidelines state that the Chief Executive Officer should hold an amount of our common stock or other equity equivalent having a market value in excess of three times his annual base salary paid by our advisor in effect at the time of his appointment as Chief Executive Officer and each other executive officer should hold common stock or other equity equivalent having a market value in excess of one-and-one half times his annual base salary paid by our advisor in effect at the time of his appointment to such office. The guidelines provide that ownership of common units or LTIP units in our operating partnership constitute “common stock” for purposes of compliance with the guideline based on a conversion ratio of 1:1. Executive officers are expected to achieve compliance within four years of being appointed. Once an executive officer has met his or her guideline, he or she will not be considered to be out of compliance with the guideline as a result of stock price volatility. The Company calculates the minimum number of shares necessary to meet compliance with the guidelines, and that number of shares will be the number required to be held through the remaining term of an executive's tenure. Although an executive officer may not sell any common stock granted to them in connection with their service to the Company until the executive officer is in compliance with the guidelines, no executive officer is required to acquire shares on the open market (or is prohibited from selling shares acquired on the open market) in order to meet compliance with the guidelines. As of December 31, 2025, each of our named executive officers serving in that capacity at such time had stock ownership that met the guidelines or was within the grace period for satisfying the requirements.
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
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, generally precludes a publicly held corporation from a federal income tax deduction for a taxable year for compensation in excess of $1 million paid to its "covered employees," which generally include its chief executive officer, chief financial officer, its next three most highly compensated executive officers, and any individual who is (or was) a "covered employee".
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
COMPENSATION COMMITTEE
Matthew D. Rinaldi, Chairman
Kellie Sirna
Stefani D. Carter
EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table sets forth the fiscal 2025 and 2024 compensation paid to or earned by the Company's named executive officers.

Name and Principal Position	Year	Salary (1)	Stock Awards/LTIPs (2)	All Other Compensation (3)	Total
Richard J. Stockton	2025	$—	$1,307,213	$2,305,520	$3,612,732
President and Chief Executive Officer	2024	$—	$—	$2,029,286	$2,029,286
Deric S. Eubanks (4)	2025	$—	$—	$1,149,949	$1,149,949
Former Chief Financial Officer	2024	$—	$—	$971,325	$971,325
Alex Rose (4)	2025	$—	$—	$811,216	$811,216
Former Executive Vice President, General Counsel and Secretary	2024	$—	$—	$663,582	$663,582
Justin Coe	2025	$—	$27,843	$157,478	$185,321
Chief Accounting Officer	2024	$—	$—	$70,068	$70,068
(1)The Company does not directly employ or pay salary or bonus compensation to its named executive officers. Such individuals are employed and compensated by Ashford Inc. For 2025, Ashford Inc. paid the named executive officers approximately $4.7 million in aggregate cash compensation ($2.2 million in base salary and $2.5 million in annual bonus). These amounts are excluded from the foregoing summary compensation table because they were not paid by the Company. The Company’s compensation obligations to its executive officers consist of equity-based and cash-based incentive compensation awards (including deferred cash awards), granted if and to the extent determined appropriate by our Compensation Committee. No allocation of the total compensation paid and benefits provided by Ashford Inc. to its officers and employees who are our named executive officers is made for the time spent by such persons on behalf of either our Company or Ashford Trust.
(2)The amounts reported in this column reflect the fair value of shares of common stock issued pursuant to Equity Award Exchange Agreements (the “Exchange Agreements”) executed in June 2025. The Exchange Agreements were offered on substantially similar terms to all holders of vested LTIP units that had not yet achieved full parity. The unit holders forfeited vested LTIP units that had not yet been adjusted to full parity with common limited partnership units in exchange for an equal number of fully vested shares of common stock. See notes 2, 11 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of the assumptions used in the valuation of stock-based awards.
(3)Represents payments made within the year for deferred cash awards granted by the Company in 2023, 2024 and 2025. Respectively, 2024 includes 1/3rd of the 2022 award, 1/3rd of the 2023 award and 1/3rd of the 2024 award and 2025 includes 1/3rd of the 2023 award, 1/3rd of the 2024 award and 1/3rd of the 2025 award.
(4)Messrs. Alex Rose and Deric S. Eubanks service as officers of the Company ended on December 16, 2025 and March 31, 2026, respectively.
2025 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Equity Awards: Number of Shares of Stock or LTIPs (1)	Grant Date Fair Value of Equity Awards (2)
		Threshold	Target	Maximum
Richard J. Stockton	6/13/2025	—	—	—	524,985	$1,307,213
Deric S. Eubanks (3)	6/13/2025	—	—	—	—	$—
Alex Rose (3)	6/13/2025	—	—	—	—	$—
Justin Coe	6/13/2025	—	—	—	11,182	$27,843
(1)The amounts reported in this column reflect the fair value of shares of common stock issued pursuant to Equity Award Exchange Agreements executed June of 2025 in a Rule 16b-3 exempt transaction.
(2)Computed in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.
(3)Messrs. Alex Rose and Deric S. Eubanks service as officers of the Company ended on December 16, 2025 and March 31, 2026, respectively.

Outstanding Equity Awards at 2025 Fiscal Year End
At December 31, 2025 the Company did not have any outstanding equity awards.
Potential Payments Upon Termination of Employment or Change of Control
We are not a party to any employment agreements with our executive officers. As a result, all payments the Company would need to make to any named executive officer upon termination of employment or following a change of control are pursuant to awards granted under our equity incentive plan and the award agreements issued thereunder (which, for our executive officers, incorporate by reference certain acceleration of vesting provisions contained in the employment agreements that each executive officer has entered into with our advisor); provided, however, pursuant to the Limited Waiver Under Advisory Agreement entered into on August 8, 2024 between the Company, Braemar OP, Braemar TRS and our advisor (the “August 2024 Limited Waiver”), we agreed to pay our advisor an amount equal to our advisor’s obligation under our advisor’s current employment agreement with Mr. Stockton (the “Stockton Employment Agreement”) a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by our advisor to Mr. Stockton as the result of the occurrence of (i) a Change of Control (as defined in the Stockton Employment Agreement) of the Company and termination of Mr. Stockton’s employment by our advisor without Cause (or not renewed by our advisor) or by Mr. Stockton for any reason on or before the one (1)-year anniversary of the effective date of the Change of Control (a “CoC Trigger”) or (ii) termination of Mr. Stockton’s employment thereunder by the Advisor or Mr. Stockton for any reason other than a CoC Trigger, as more fully described in the August 2024 Limited Waiver.
The Deferred Cash Awards are subject to award-specific vesting and termination terms. Deferred Cash Awards issued prior to 2026 are subject to acceleration following a termination without “cause” (as defined in the applicable agreements) or other applicable separations from the Company, subject to any overriding provisions in the applicable written agreement between the named executive officer and the Company or an affiliate. Deferred Cash Awards issued in 2026 are generally forfeited upon a termination of service, subject to any overriding provisions in any applicable written agreement between the named executive officer and the Company or an affiliate. Notwithstanding the foregoing or any contrary provision in any other agreement, Mr. Stockton’s Special Deferred Cash Award does not terminate or accelerate upon a termination of service, including death or disability, and instead remains in full force and effect following any such event, with payment remaining subject to the sole and absolute discretion of the Board (or, in the event of a Change of Control, such transferee to whom the Board may delegate such discretion).
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
Historically, on the date of the first meeting of the Board following each annual meeting of stockholders at which a non-executive director was initially elected or re-elected to our Board or as soon as reasonably practicable thereafter, each non-executive director received a grant of shares of our common stock or, at the election of each director, long-term incentive partnership units (“LTIP units”) in Braemar Hospitality Limited Partnership (“Braemar OP”), which were issued under our Second Amended and Restated 2013 Equity Incentive Plan, as amended (the “2013 Equity Incentive Plan”) and were fully vested immediately. For 2025, the Company elected to pay non-executive directors cash compensation in lieu of granting equity awards. For service during 2025, each non-executive director was paid $29,044 in additional cash compensation in lieu of equity awards.
Our Chairman, Mr. Bennett, instead receives an annual incentive compensation grant (for 2025, in the form of a deferred cash compensation award only) with a value and vesting schedule that is determined by the Board after review of the Company's prior fiscal year performance, considering the same factors as the Board takes into account in making (and providing generally the same vesting terms as) the annual incentive compensation grants to our named executive officers (as further described below under “Executive Compensation”). Mr. Bennett's annual award is not granted in respect of his service on the Board but instead in recognition of the service that he provides to the Company indirectly through his employment with our advisor.
Our Corporate Governance Guidelines provide a stock ownership requirement for our directors. Under our guidelines, each director should hold common stock with a value in excess of three times his or her annual Board retainer fee in effect at the time of such director's election to the Board (excluding any portion of the retainer fee representing additional compensation for being a committee chairman or committee member). New directors are expected to achieve compliance with this requirement within four years from the date of election or appointment. Once a director has met his or her guideline, he or she will not be considered to be out of compliance with the guideline as a result of stock price volatility. The Company calculates the minimum number of shares necessary to meet compliance with the guidelines, and that number of shares will be the number required to be held through the remaining term of a director's tenure. Although directors may not sell any common stock granted to them in connection with their service to the Company until the director is in compliance with the guidelines, no director is required to acquire shares on the open market (or is prohibited from selling shares acquired on the open market) in order to meet compliance with the guidelines. As of December 31, 2025, each of our directors had stock ownership that met the guidelines or was within the grace period for satisfying the requirements.
The following table summarizes the compensation paid by us to our non-executive directors for their services for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	LTIP/Stock Awards(1)	All Other Compensation(2)	Total
Monty J. Bennett	$—	$1,830,098	$2,784,267	$4,614,365
Stefani D. Carter	$323,044	$8,688	$—	$331,732
Candace Evans	$101,294	$80,238	$—	$181,532
Rebecca Musser	$135,482	$—	$—	$135,482
Rebeca Odino-Johnson	$296,794	$37,163	$—	$333,957
Matthew D. Rinaldi	$299,544	$—	$—	$299,544
Kellie Sirna	$84,044	$4,480	$—	$88,524
Babak Ghassemieh (3)	$54,560	$—	$—	$54,560
Jay H. Shah (3)	$74,804	$22,706	$—	$97,510
(1)The amounts reported in this column reflect the fair value of shares of common stock issued pursuant to Equity Award Exchange Agreements (the “Exchange Agreements”) executed in June 2025 computed in accordance with FASB ASC Topic 718. The Exchange Agreements were offered on substantially similar terms to all holders of vested LTIP units that had not yet achieved full parity. The unit holders forfeited vested LTIP units that had not yet been adjusted to full parity with common limited partnership units in exchange for an equal amount of fully vested shares of common stock. Based on the fair market value of the stock awards computed in accordance with FASB ASC Topic 718 on the date of the grant. See notes 2, 11 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the assumptions used in the valuation of stock-based awards.
(2)As described above, Mr. Bennett's annual equity award and deferred cash is not granted in respect of his service on the Board, but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor, and is therefore disclosed in the “All Other Compensation” column. The approximate balance of $2.8 million is attributable to deferred cash awards. The deferred cash award amount consists of a one-third allocation from Mr. Bennett’s 2023 award, one-third from his 2024 award and one-third from his 2025 award of approximately $979,000, $927,000 and $877,000, respectively (the portions of those awards that vested and became payable in 2025). Mr. Bennett did not receive an equity award in 2025. See Notes 2, 11, and 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the assumptions used in the valuation of stock-based awards.
(3)Messrs. Jay H. Shah and Babak Ghassemieh service as directors ceased on June 2, 2025 and February 20, 2026, respectively.
Compensation Committee Interlocks and Insider Participation
During 2025, Mr. Rinaldi and Mr. Shah served on our Compensation Committee. Each of those persons was or is an independent director throughout the period for which they served or have served on our Compensation Committee during 2025 and thereafter, as applicable. None of these directors was, is or has ever been an officer or employee of our Company. None of our executive officers serves, or during 2025 served, as (i) a member of a Compensation Committee (or Board committee performing equivalent functions) of any entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee, or (ii) a director of another entity, one of whose executive officers served or serves on our Compensation Committee. No member of our Compensation Committee has or had in 2025 any relationship with the Company requiring disclosure as a related party transaction under Item 13 herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as of March 16, 2026 regarding the ownership of our equity securities by (i) each person known to us who beneficially owns, directly or indirectly, more than five percent of our outstanding shares of voting stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. In accordance with SEC rules, each listed person's beneficial ownership includes: (i) all shares the person owns beneficially; (ii) all shares over which the person has or shares voting or dispositive control (such as in the capacity of a general partner of an investment fund); and (iii) all shares the person has the right to acquire within 60 days. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of our voting stock shown to be beneficially owned by such person or entity. As of March 16, 2026, we had an aggregate of 81,548,335 shares of voting stock outstanding, consisting of 68,679,318 shares of our common stock, 11,488,984 shares of our Series E Preferred Stock and 1,380,033 shares of our Series M Preferred Stock. Except as indicated in the footnotes to the table below, the address of each person listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

Security Ownership of Management and Directors

	Common Stock			Series E Preferred Stock		Series M Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Monty J. Bennett	1,221,392	(3)	1.8%	44,444	*	—	*
Richard J. Stockton	1,172,083		1.7%	—	*	—	*
Deric S. Eubanks (4)	491,729		*	—	*	—	*
Justin Coe	9,066		*	1,111	*	—	*
Alex Rose (4)	61,373		*	—	*	—	*
Stefani D. Carter	100,835		*	—	*	—	*
Candace Evans	80,441		*	1,409	*	—	*
Rebecca Musser	5,561		*	—	*	—	*
Rebeca Odino-Johnson	44,775		*	—	*	—	*
Matthew D. Rinaldi	106,689		*	—	*	—	*
Kellie Sirna	1,799		*	—	*	—	*
All directors and executive officers as a group (11 persons)	3,256,408		4.7%	46,964	*	—	*
*    Denotes less than 1.0%
(1)Ownership includes common units of Braemar OP issued in connection with our spin-oﬀ from Ashford Trust in November 2013. Beginning one year from the issuance date, such common units issued are redeemable by the holder for cash or, at our option, shares of our common stock on a one-for-one basis. Assumes that all common units of our operating partnership held by such person or group of persons are redeemed for common stock (regardless of when such units are redeemable). The number includes LTIP units in our operating partnership that have achieved economic parity with the common units as of March 16, 2026 but excludes any LTIP units (including Performance LTIPs) issued subsequent to March 16, 2026 or that have not yet achieved economic parity or PSUs, LTIP units or Performance LTIPs that have not yet vested. All LTIP units that have achieved economic parity with the common units are, subject to certain time-based and/or performance-based vesting requirements, convertible into common units, which may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Ownership does not include shares of our Series C Preferred Stock, none of which have been issued. The Company has no immediate plans to issue any Series C Preferred Stock.
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
(3)Includes 246,954 common stock held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Bennett. Mr. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such common units.
(4)Messrs. Alex Rose and Deric S. Eubanks service as officers of the Company ended on December 16, 2025 and March 31, 2026, respectively.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of March 16, 2026 regarding the ownership of our equity securities by the persons known to Braemar to be the beneficial owners of five percent or more of our common stock, our Series E Preferred Stock or Series M Preferred Stock, by virtue of the filing of a Schedule 13D or Schedule 13G with the SEC. To our knowledge, other than as set forth in the table below, there are no persons owning more than five percent of any class of Braemar's common stock.

	Common Stock		Series E Preferred Stock		Series M Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Al Sham Investments Limited	6,513,000 (2)	9.5%	—	*	—	*
Zazove Associates, LLC	6,258,342 (3)	9.1%	—	*	—	*
BlackRock, Inc.	4,450,138 (4)	6.5%	—	*	—	*
BlackRock Portfolio Management LLC	4,020,163 (5)	5.9%	—	*	—	*
Blackwells Capital LLC	4,735,000 (6)	6.9%	—	*	—	*
Babak (Bob) Ghassemieh	5,136,598.14 (7)	7.5%	—	*	—	*
(1)As of March 16, 2026, there were outstanding and entitled to vote 68,679,318 shares of common stock. Ownership does not include shares of our Series C Preferred Stock, none of which have been issued. The Company has no immediate plans to issue any Series C Preferred Stock.
(2)Based on information provided by Al Shams Investments Limited in a Schedule 13D/A ﬁled with the SEC on March 10, 2026. Per such Schedule 13D/A, Al Shams Investments Limited has shared voting power over all of such shares and shared dispositive power of all of such shares with Wafic Rida Said. Al Shams Investments Limited is wholly owned by Mr. Said. The principal business address of Al Shams Investments Limited is 5B Waterloo Lane, Pembroke HM 08, Bermuda.
(3)Based on information provided by Zazove Associates, LLC in a Schedule 13G/A ﬁled with the SEC on January 8, 2025. Per such Schedule 13G, Zazove Associates, LLC has sole voting power over all such shares and sole dispositive power of all of such shares. The principal business address of Zazove Associates, LLC is 1001 Tahoe Blvd., Incline Village, NV 89451.
(4)Based on information provided by BlackRock, Inc. in a Schedule 13G/A ﬁled with the SEC on October 17, 2025. Per such Schedule 13G, BlackRock, Inc. has sole voting power over 4,345,657 shares and sole dispositive power of all of such shares. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(5)Based on information provided by BlackRock Portfolio Management LLC in a Schedule 13G ﬁled with the SEC on April 15, 2025. Per such Schedule 13G, BlackRock Portfolio Management LLC has sole voting power over 3,863,002 shares and sole dispositive power of all of such shares. The principal business address of BlackRock Portfolio Management LLC is 50 Hudson Yards, New York, New York 10001.
(6)Based on information provided by Blackwells Capital LLC in a Schedule 13D/A ﬁled with the SEC on December 23, 2025. Per such Schedule 13D/A, Blackwells Capital LLC has shared voting and dispositive power over 1,735,000 shares, Jason Aintabi has shared voting and dispositive power over 4,735,000 shares, BW Coinvest Management I LLC has shared voting and dispositive power over 3,000,000 shares, Blackwells Asset Management LLC has shared voting and dispositive power over 3,000,000 shares, Vandewater Capital Holdings, LLC has shared voting and dispositive power over 4,735,000 shares and Blackwells Holding Co. LLC has shared voting and dispositive power over 4,735,000 shares. The principal business address of Blackwells Capital LLC is 400 Park Avenue, 4th Floor, New York, New York 10022.
(7)Based on information provided by Bob Ghassemieh in a Schedule 13D/A ﬁled with the SEC on March 17, 2026. Per such Schedule 13D/A, Bob Ghassemieh, Fred Ghassemieh, Alex Ghassemieh, Fataneh Ghassemieh, Ali Afshari, Mahyar Amirsaleh, Lillian Ghassemieh, Kambiz Ghassemieh, Mahvash Ehsani, Jennifer Gareis, Christina Matthias, Eric Ghassemieh, Gavin Ghassemieh, Sophia Ghassemieh, Lewis Stanton, Farhad Ghassemieh, Cyrus Amirsaleh, Fred Ghassemieh Children’s Trust, Feridoon Ghasssemieh Descendant’s Trust, Trust FBO Feridoon Ghassemieh, Trust FBO Alex Ghassemieh, Bob Ghassemieh 2021 Children’s Trust, Lillian Ghassemieh 2021 Children’s Trust, Trust FBO Firouzeh Ghassemieh, Alpine Lake Partners, LP, BL PCH LLC, Pacific SHG Ventures, LLC, Morning View Hotels BH I, LLC and Palm Lake GP, LLC may be deemed to be a member of a “group” for the purposes of Section 13(d)(3) of the Exchange Act, and such group may be deemed to beneficially own 5,136,598.14 shares in the aggregate. Per such Schedule 13D/A, Bob Ghassemieh has sole voting and dispositive power over 25,214.14 shares and shared dispositive power over 2,570,735 shares, Fred Ghassemieh has sole voting and dispositive power over 1,615,437 shares, Alex Ghassemieh has sole voting and dispositive power over 51,110 shares and shared dispositive power over 2,518,301 shares, Fataneh Ghassemieh has sole voting and dispositive power over 30,000 shares, Ali Afshari has sole voting and dispositive power over 30,000 shares, Mahyar Amirsaleh has sole voting and dispositive power over 15,000 shares and shared voting and dispositive power over 115,000 shares, Lillian Ghassemieh has sole voting and dispositive power over 15,000 shares and shared voting and dispositive power over 65,000 shares, Kambiz Ghassemieh has sole voting and dispositive power over 20,000 shares, Mahvash Ehsani has sole voting and dispositive power over 6,000 shares, Jennifer Gareis has sole voting and dispositive power over 5,335 shares and shared voting and dispositive power over 5,735 shares, Christina Matthias has sole voting and dispositive power over 2,000 shares, Eric Ghassemieh has sole voting and dispositive power over 500 shares, Gavin Ghassemieh has shared voting and dispositive power over 200 shares, Sophia Ghassemieh has shared voting and dispositive power over 200 shares, Lewis Stanton has shared voting and dispositive power over 190,093 shares, Farhad Ghassemieh has shared voting and dispositive power over 110,000 shares, Cyrus Amirsaleh has shared voting and dispositive power over 100,000 shares, Fred Ghassemieh Children’s Trust has shared voting and dispositive power over 254,354 shares, Feridoon Ghasssemieh Descendant’s Trust has shared voting and dispositive power over 186,374 shares, Trust FBO Feridoon Ghassemieh has shared voting and dispositive power over 100,000 shares, Trust FBO Alex Ghassemieh has shared voting and dispositive power over 80,093 shares, Bob Ghassemieh 2021 Children’s Trust has shared voting and dispositive power over 25,000 shares, Lillian Ghassemieh 2021 Children’s Trust has shared voting and dispositive power over 20,000 shares, Trust FBO Firouzeh Ghassemieh has shared voting and dispositive power over 10,000 shares, Alpine Lake Partners has shared voting and dispositive power over 100,000 shares, LP, BL PCH LLC has shared voting and dispositive power over 20,000 shares, Pacific SHG Ventures has shared voting and dispositive power over 18,301 shares, LLC, Morning View Hotels BH I, LLC has shared voting and dispositive power over 2,500,000 shares and Palm Lake GP, LLC has shared voting and dispositive power over 100,000 shares. The principal business address of Bob Ghassemieh, Fred Ghassemieh, Alex Ghassemieh, Fataneh Ghassemieh, Ali Afshari, Kambiz Ghassemieh, Lewis Stanton, Farhad Ghassemieh, Fred Ghassemieh Children's Trust, Feridoon Ghassemieh Descendant's Trust, Trust FBO Feridoon Ghassemieh, Trust FBO Alex Ghassemieh, Bob Ghassemieh 2021 Children's Trust, Lillian Ghassemieh 2021 Children's Trust, Trust FBO Firouzeh Ghassemieh, BL PCH, Pacific SHG, and Morning View Hotels is 9255 Sunset Blvd., Suite PH/UPH, West Hollywood, CA 90069. The principal business address of Samuel J. Jagger is 225 N. Canon Dr., Beverly Hills, CA 91326. The principal business address of Mahyar Amirsaleh 165 Kings Rd., Palm Beach, FL 33480. The principal business address of Lillian Ghassemieh and Christina Matthias is 842 Devon Avenue, Los Angeles, CA 90024. The principal business address of Mahvash Ehsani is 10430 Wilshire Blvd, Suite 707, Los Angeles, CA 90024. The principal business address of Jennifer Gareis, Gavin Ghassemieh, Sophia Ghassemieh and is 1027 Summit Drive, Beverly Hills, CA 90210. The principal business address of Eric Ghassemieh is 1060 Laurel Way, Beverly Hills, CA 90210. The principal business address of Cyrus Amirsaleh, Alpine Lake Partners, and Palm Lake GP, LLC is 61 W Palisade Ave., Englewood, NJ 07632.

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
Our Chairman, Mr. Monty J. Bennett, also serves as Chairman and Chief Executive Officer of Ashford Inc. As of March 16, 2026, Mr. Monty J. Bennett may be deemed to beneficially own approximately 3,116,956 shares of Ashford Inc.'s common stock. This amount includes common stock, common units in Ashford Inc.'s operating company that are redeemable for cash or, at the option of Ashford Inc., for shares of Ashford Inc.'s common stock on a one-for-one basis, and vested LTIPs achieving parity with the common units. This amount also includes approximately 2,266,538 shares of Ashford Inc.'s common stock issuable in the aggregate upon conversion of 9,279,300 shares of Ashford Inc.'s Series D Cumulative Convertible Preferred Stock (the "Series D Convertible Preferred Stock"), along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Monty J. Bennett as of such date, each of which shares of Series D Convertible Preferred Stock is convertible into shares of Ashford Inc. common stock at a conversion ratio equal to the liquidation price of a share of Series D Convertible Preferred Stock (which is $25) divided by $117.50. In accordance with SEC rules, Mr. Monty J. Bennett may be deemed to beneficially own approximately 78.4% of Ashford Inc.'s common stock. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of March 16, 2026, those rights represented approximately 534,000 common shares.
As of March 16, 2026, Mr. Monty J. Bennett's father, Mr. Archie Bennett, Jr., is deemed to beneficially own approximately 2,440,563 shares of Ashford Inc.'s common stock. This amount includes common stock and common units in Ashford Inc.'s operating company redeemable for cash or, at the option of Ashford Inc., into shares of Ashford Inc.'s common stock on a one-for-one basis. This amount also includes approximately 2,315,389 shares of Ashford Inc.'s common stock issuable in the aggregate upon conversion of 9,479,300 shares of Ashford Inc.'s Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Archie Bennett, Jr. as of such date. In accordance with SEC rules, Mr. Archie Bennett, Jr. may be deemed to beneficially own approximately 63.3% of Ashford Inc.'s common stock.
All of our named executive officers are executive officers or employees of Ashford Inc. (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Inc.), and we have one common director with Ashford Inc., Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Inc. As of March 16, 2026, our directors and named executive officers and their immediate family members (other than Mr. Monty J. Bennett, who is our Chairman, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett's father, each of whose beneficial ownership in Ashford Inc. is disclosed above) collectively may be deemed to beneficially own 251,142 shares of Ashford Inc.'s common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members (other than Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) may be deemed to beneficially own approximately 14.4% of Ashford Inc.'s common stock.
The fees due to Ashford Inc. and its subsidiaries pursuant to the agreements described below are paid by us to Ashford Inc. or its subsidiaries, and Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Inc., from the payment by us of such fees to Ashford Inc. or its subsidiaries.
Our Board of Directors has the authority to make annual cash and equity awards to Ashford Inc. or directly to its employees, officers, consultants and non-executive directors, based on our achievement of certain financial and other hurdles established by our Board of Directors. In March 2026, we awarded deferred cash awards to certain Ashford Inc.'s executives valued at approximately $11.7 million and deferred cash awards to Ashford Inc.'s non-executive employees valued at approximately $3.0 million.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor (the “Advisor”). Our advisory agreement with the Advisor has an initial ten-year term, which expires on January 24, 2027. The advisory agreement is automatically renewed for successive ten-year terms after its expiration unless terminated either by us or the Advisor. The Advisor is entitled to receive from us, on a monthly basis, a base fee, in an amount equal to 1/12th of (i) 0.70% or less of our total market capitalization plus (ii) a net asset fee adjustment (as described below), subject to a minimum monthly fee. The net asset fee adjustment is an amount equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any hotel assets purchased pursuant to the enhanced return funding program described below) sold or disposed of after the date of the Enhanced Return Funding Program Agreement (as defined below), commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of hotel assets purchased pursuant to the enhanced return funding program described below and then sold or disposed of by us after the date of the Enhanced Return Funding Program Agreement, commencing with and including the first such sale) and 1.07%. As a result of these provisions, in the event that we dispose of hotel properties in the future, we will continue to pay advisory fees to the Advisor in respect of hotel properties that we have sold. The Advisor may also be entitled to receive an incentive fee from us based on our performance, as measured by our total annual stockholder return compared to a defined peer group. For the year ended December 31, 2025, we paid to the Advisor a base fee of approximately $14.3 million and incentive fee of $1.4 million.
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
In addition, the Advisor is entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by the Advisor or its affiliates on our behalf or in connection with the services provided by the Advisor pursuant to the advisory agreement, which includes our pro rata share of the Advisor's office overhead and administrative expenses incurred in providing its duties under the advisory agreement. For the year ended December 31, 2025, we reimbursed the Advisor for expenses paid or incurred on our behalf totaling approximately $13.9 million.
If the Advisor performs services for us outside the scope of the advisory agreement, we are obligated to separately pay for such additional services. The Advisor is also entitled to receive a termination fee from us under certain circumstances upon the termination of the advisory agreement, and upon certain events that result in a change of control of us, to escrow funds that belong to us to secure our obligation to pay the termination fee. In the event the termination fee is payable under our advisory agreement, we will be required to pay the Advisor or its subsidiaries a termination fee equal to the greater of:
•(i) 12 multiplied by (ii) the sum of (A) the Advisor’s net earnings for the 12-month period ending on the last day of the ﬁscal quarter preceding the termination date of our advisory agreement ("LTM Period") and (B) to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement;
•(i) the quotient of (A) the Advisor’s total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) the Advisor's Adjusted EBITDA (as deﬁned in the Advisor's Form 10-Q and Form 10-K ﬁled with the SEC following the end of each ﬁscal quarter or ﬁscal year, as applicable) for the LTM Period, multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement; and
•the simple average, for the three years preceding the ﬁscal year in which the termination fee is due, of (i) the quotient of (A) the Advisor’s total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) the Advisor’s Adjusted EBITDA for the LTM Period multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement.
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
On March 11, 2024, the Company entered into a Limited Waiver Under Advisory Agreement (the “March 2024 Limited Waiver”) with Braemar OP, Braemar TRS and the Advisor. Pursuant to the March 2024 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit its ability, in its discretion and at the Company’s cost and expense, to award during calendar year 2024 cash incentive compensation to employees and other representatives of its advisor.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford Hospitality Advisors LLC (“Ashford LLC”) (the “2025 Advisory Agreement Limited Waiver”). Pursuant to the 2025 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
On August 26, 2025, we entered into a Letter Agreement with Braemar OP, Braemar TRS Corporation and Ashford LLC (the “Letter Agreement”). The Letter Agreement was entered into with respect to our advisory agreement in connection with our exploration of a potential sale of the Company. Pursuant to the Letter Agreement, the Company and the Advisor agreed that the fair and reasonable calculation of all amounts due from the Company to the Advisor under the termination provisions in Section 12.5(b) of our advisory agreement with respect to a Company Sale Transaction (as defined in the Letter Agreement) is $574.83 million (exclusive of accrued fees). However, the Company and the Advisor further agreed to the payment of a discounted aggregate amount of $480 million (the “Company Sale Fee”), plus accrued fees, payable by the Company to the Advisor upon a Company Sale Transaction in full satisfaction of such termination payment obligations. The Letter Agreement further provides that the definitive documentation in any Company Sale Transaction will include an express condition that the buyer will assume the master project management agreement with Premier Project Management, LLC and the master hotel management agreement with Remington Lodging & Hospitality, LLC (together, the “Master Agreements”) or they may be canceled by the buyer for a payment of $25 million to be paid to the Advisor at the time of closing of any Company Sale Transaction.
On December 22, 2025, we entered into an Amendment (the “Amendment”) to the Letter Agreement. The Amendment was entered into in order to eliminate unintended ambiguity regarding the circumstances under which the aforementioned termination fees become due and payable to the Advisor and the timing of payment in order to more fully reflect the parties’ original intent under the Letter Agreement and ensure consistency across potential transaction structures in how the proceeds from a Company Sale Transaction are applied. Specifically, the Amendment revises the definition of “Company Sale Transaction” to clarify that it is a Company Change of Control (as defined in our advisory agreement). Pursuant to the Amendment, the Company and the Advisor further agreed that the Company Sale Fee plus accrued fees will be paid directly to the Advisor from Net Sale Proceeds (as defined in the Amendment) of a Company Sale Transaction (as defined in the Amendment), after payment of any Master Agreement Termination Fee (as defined in the Amendment), but before any other payments, dividends or distributions are made. In the event that the Company’s assets are sold in more than one Company Sale Transaction and the Net Sale Proceeds from a particular Company Sale Transaction is insufficient to pay the Company Sale Fee and accrued fees in full, the Amendment provides that the Net Sale Proceeds from subsequent sales or dispositions of assets will be applied towards the payment of the Company Sale Fee until the Company Sale Fee is paid in full. The Amendment further provides that upon the complete satisfaction and discharge of the Company Sale Fee and accrued fees, and the Master Agreement Termination Fee (if applicable), each of the Company and the Advisor may terminate the Advisory Agreement upon providing 60 days’ prior written notice to the other.
The Amendment further provides that in the case of a sale or disposition of assets representing 50% or more of the Gross Asset Value (as defined in the Advisory Agreement and calculated as of January 1, 2025) of all of the Company’s assets, the buyer must pay directly to the Advisor the cash proceeds from such sale or disposition transaction necessary to satisfy the Master Agreement Termination Fee, and the related master agreements will terminate upon closing of such transaction. If proceeds are insufficient to pay the Master Agreement Termination Fee, proceeds from subsequent sales will be applied until the fee is paid in full. Additionally, upon the approval of a plan of liquidation by the Company’s stockholders, the Master Agreements will terminate, subject to payment of the Master Agreement Termination Fee.
On March 13, 2026, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2026 Advisory Agreement Limited Waiver”). Pursuant to the 2026 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2026, cash incentive compensation to employees and other representatives of the Advisor.
Lismore Agreement
We engage Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”), a subsidiary of Ashford Inc., or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and provide brokerage services.
During the years ended December 31, 2025, 2024 and 2023, we incurred fees from Lismore or its subsidiaries of $1.7 million, $2.8 million and $2.4 million, respectively.
Project Management Agreement
In connection with Ashford Inc.'s August 8, 2018 acquisition of Premier, we entered into a project management agreement with Premier pursuant to which Premier provides construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company. For the year ended December 31, 2025, the amount of design and construction service fees we paid to Premier was approximately $10.9 million. Additionally, there were other reimbursed expenses related to fixed asset accounting services of approximately $1.5 million.
In February 2024, we amended the project management agreement to provide that Premier's fees shall be payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements. In March 2026, we awarded Deferred Cash Awards to Premier's employees valued at approximately $328,000.
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
For the year ended December 31, 2025, the amount of hotel management fees incurred by us to Remington Hospitality was approximately $3.8 million, which included approximately $3.5 million of base management fees and $308,000 of incentive fees. Additionally, there were other reimbursed expenses of approximately $1.3 million. In March 2026, we awarded Deferred Cash Awards to Remington Hospitality's employees valued at approximately $769,000.
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
Cash Management Strategy with Ashford Inc.
In September 2022, given the recent increases in interest rates on short-term U.S. Treasury securities, the independent members of our Board of Directors approved the engagement of Ashford Inc. to actively manage and invest the Company's excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor's services under this engagement, the Company will pay the Advisor an annual fee equal to the lesser of (i) 20 basis points (0.20%) of the average daily balance of the Company's excess cash invested by the Advisor and (ii) the actual rate of return realized by the Cash Management Strategy (the “Cash Management Fee”); provided that in no event will the Cash Management Fee be less than zero. The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the Company's excess cash pursuant to the Cash Management Strategy commenced in October 2022. In 2025, the Company paid the Advisor a Cash Management Fee of $10,000.
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
Pursuant to our hotel management agreements with each hotel management company, we bear the economic burden for casualty insurance coverage. Under our advisory agreement, Ashford Inc. secures casualty insurance policies to cover us, Ashford Trust, Stirling REIT OP, LP (“Stirling OP”), their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc. has managed the casualty insurance program and beginning in December 2023, Warwick provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford Inc. collects funds from us, Ashford Trust, Stirling OP and their respective hotel management companies, premiums to fund the casualty insurance program as needed, on an allocated basis.
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

Ashford Inc. Interest in Certain Entities
The table below sets forth the entities in which Ashford Inc. had an interest as of December 31, 2025 with which we or our hotel properties contracted for products and services (other than advisory services pursuant to the advisory agreement), the approximate amounts paid by us for those services, Ashford Inc.'s interests in such entities (excluding the impact of the 0.2% minority interest in Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., not held by Ashford Inc.), and the number of board seats Ashford Inc. has on such companies' boards, such board seats being filled by directors or officers of us and/or directors, officers or employees of Ashford Inc.

Company Name	Product or Service	Amounts Paid by/(Retained by) us for Product or Service in 2025	Ashford Inc. Interest	Ashford Inc. Board Seats/Board Seats Available
OpenKey(1)	Mobile key app	$44,000	77%	2/3
Pure Wellness(2)	Hypoallergenic premium rooms	$182,000	100%	2/3
Lismore Capital(3)	Debt placement and related services	$1,693,000	100%	N/A
INSPIRE(4)	Audio visual services	$(3,568,000)	100%	N/A
RED Hospitality & Leisure	Watersports, ferry and excursion services	$326,000	100%	2/3
Ashford LLC	Insurance claims services	$18,000	100%	N/A
Premier(5)	Design and construction services	$12,417,000	100%	N/A
Remington Hospitality	Hotel management services	$5,117,000	100%	N/A
Real Estate Advisory Holdings LLC(6)	Debt placement/real estate brokerage	$—	30%	1/3
Ashford Securities LLC(7)	Broker/dealer and dealer manager fees	$1,193,000	100%	2/2
Ashford LLC(8)	Casualty insurance	$1,418,000	100%	N/A
(1)As of December 31, 2025, Ashford Trust held a 15.1% noncontrolling interest in OpenKey, Inc. ("OpenKey"), and Braemar held a 7.9% noncontrolling interest in OpenKey. Subsequent to December 31, 2025, OpenKey was sold.
(2)On April 6, 2017, a subsidiary of Ashford Inc. acquired substantially all of the assets and certain liabilities of PRE Opco, LLC (“Pure Wellness”), a New York limited liability company that provides hypoallergenic premium room products and services to hotels and other venues, including hotels owned by us and our affiliates.
(3)On November 1, 2019, Lismore, a wholly-owned subsidiary of our advisor, was formed in order to oﬀer debt placement and related services to Ashford Trust, Braemar and third parties.
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
(5)On August 8, 2018, Ashford Inc. completed the acquisition of Premier, the project management business formerly conducted by certain aﬃliates of Remington, for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Ashford Inc.'s Series B Convertible Preferred Stock to the sellers of Premier, primarily MJB Investments, LP (which is wholly-owned by Mr. Monty J. Bennett, our Chairman and the Chief Executive Oﬃcer and Chairman of Ashford Inc.), and his father Mr. Archie Bennett, Jr., our Chairman Emeritus. The Series B Convertible Preferred Stock had a conversion price of $140 per share and would convert into 1,450,000 shares of Ashford Inc.'s common stock. The $12.4 million amount disclosed above includes approximately $1.5 million of reimbursed expenses related to ﬁxed asset accounting services in addition to the approximate $10.9 million of fees for design and construction services.
(6)On January 1, 2019, Ashford Inc. acquired a 30% equity interest in Real Estate Advisory Holdings LLC (“REA Holdings”). REA Holdings, through its operating subsidiary, provides real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients.
(7)On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities, LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future advised platforms. In connection with the formation of Ashford Securities, we entered into a contribution agreement with Ashford Inc. and Ashford Trust to provide funds to Ashford Inc. to fund the formation, registration and ongoing funding requirements of Ashford Securities. In February 2023, we entered into a Third Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust with respect to the funding of certain expenses of Ashford Securities. Effective January 1, 2024, we entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust which states that, notwithstanding anything in the prior contribution agreements: (1) the parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the parties through Ashford Securities the prior quarter. To the extent contributions made by any of the parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc. Additionally, during the first quarter of 2024, there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc. Effective December 9, 2025, Ashford Inc., Ashford Trust and Braemar entered into the Wind-Down and Investor Servicing Cost Sharing Agreement providing for the orderly wind-down of Ashford Securities as a FINRA member and SEC-registered broker-dealer and allocating all related wind-down and investor servicing costs among the Parties based on each Party’s proportion of outstanding shares in applicable investment products as of each quarterly measurement date. The agreement supersedes prior cost-allocation terms solely with respect to these wind-down and servicing obligations and remains in effect until completion of the wind-down and the end of all related servicing requirements. As of December 31, 2025, Braemar has funded approximately $12.9 million and has a payable of approximately $652,000.
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
Effective December 9, 2025, Ashford Inc., Ashford Trust and Braemar entered into the Wind-Down and Investor Servicing Cost Sharing Agreement providing for the orderly wind-down of Ashford Securities as a FINRA member and SEC-registered broker-dealer and allocating all related wind-down and investor servicing costs among the Parties based on each Party’s proportion of outstanding shares in applicable investment products as of each quarterly measurement date. The agreement supersedes prior cost-allocation terms solely with respect to these wind-down and servicing obligations and remains in effect until completion of the wind-down and the end of all related servicing requirements. As of December 31, 2025, Braemar has funded approximately $12.9 million and has a payable of approximately $652,000. For fiscal years ended 2025, 2024, 2023, 2022, 2021, 2020 and 2019, Braemar funded $0, $(8.0) million, $15.3 million, $2.1 million, $2.5 million, $162,000 and $834,000, respectively.
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
All of our named executive officers are executive officers of Ashford Trust (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Trust) and we have one common director with Ashford Trust, Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Trust. As of March 16, 2026, our directors and named executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett's father) collectively may be deemed to beneficially own 26,975 shares of Ashford Trust's common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to beneficially own approximately 0.4% of Ashford Trust's common stock.
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
Following deliberations, the Board has affirmatively determined that, with the exception of Mr. Monty J. Bennett, our Chairman, and Mr. Richard J. Stockton, our President and Chief Executive Officer, all of our other directors are independent of Braemar and its management and have been such during his or her term as a director commencing with the annual meeting of stockholders of the Company held on December 17, 2024 (or, in the case of Mses. Musser and Sirna, since their appointment to the Board effective December 30, 2024 and April 1, 2025, respectively) under the standards set forth in our Corporate Governance Guidelines and the NYSE Listed Company Manual, and our Board has been since that date and is comprised of a majority of independent directors, as required by Section 303A.01 of the NYSE Listed Company Manual. Any reference to an independent director herein means such director satisfies both the standards set forth in our Corporate Governance Guidelines and the NYSE independence tests.
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
Auditor Fees
Services provided by BDO USA, P.C. included the audits of the annual consolidated financial statements of the Company and our subsidiaries. Services also included the review of unaudited quarterly consolidated financial information in accordance with PCAOB standards, review and consultation regarding filings with the SEC. During the years ended December 31, 2025 and 2024, aggregate fees incurred related to our principal accountants BDO USA, P.C. Dallas, Texas, (PCAOB ID 243) consisted of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$685,000	$685,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	61,000	—
Total	$746,000	$685,000
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

PART IV
ITEM 15. EXHIBITS.
(a) Financial Statements
Consolidated Financial Statements are included in our Original Form 10-K filed with the SEC on March 12, 2026.
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
3.1.1
Amendment Number One to the Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972)

3.1.2
Amendment Number Two to Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972)

3.1.3
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

3.2
Fifth Amended and Restated Bylaws, as amended by Amendment No. 1 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 1, 2024) (File No. 001-35972)

3.3	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.4	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.5	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-35972)
3.6	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-35972)
3.7
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

3.8.1
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

3.8.2
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

3.9
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.10
Articles Supplementary for the Series D Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018) (File No. 001-35972)

3.11
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

3.13
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 2, 2021) (File No. 001-35972)

3.14
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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 12, 2026) (File No. 001-35972)
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
10.45
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)

10.46
Letter Agreement, dated August 26, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 26, 2026 (File No. 001-35972)

10.47
Amendment to Letter Agreement, dated December 22, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 7, 2025 (File No. 001-35972)

10.48
Limited Waiver Under Advisory Agreement, dated as of March 13 2026, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 17, 2026) (File No. 001-35972)

10.49	Form of 2026 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 17, 2026) (File No. 001-35972)
10.50	Form of 2026 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 17, 2026) (File No. 001-35972)
10.51
Notice of Exercise of Extension of Term under Fifth Amended and Restated Advisory Agreement, as amended, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2026) (File No. 001-35972)

19.1	Policy on Insider Trading and Compliance (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 12, 2025 (File No. 001-35972)
21.1	List of Subsidiaries of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 21.2 to the Annual Report on Form 10-K filed on March 12, 2026 (File No. 001-35972)
21.2	List of Special Purpose Entities of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 21.2 to the Annual Report on Form 10-K filed on March 12, 2026) (File No. 001-35972)
23.1	Consent of BDO USA, P.C. (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 12, 2026) (File No. 00-135972)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Accounting Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on March 12, 2026) (File No. 001-35972)

32.2
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on March 12, 2026) (File No. 001-35972)

97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 12, 2025) (File No. 001-35972)

99.1
Release and waiver, by and between, Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

* Filed herewith.
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
Date: April 29, 2026
BRAEMAR HOTELS & RESORTS INC.
By:    /s/ Richard J. Stockton
Richard J. Stockton
President and Chief Executive Officer