Form 10-Q
period 2026-03-31
Braemar Hotels & Resorts Inc.
filed 2026-05-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,679,318
(Class)	Outstanding at May 5, 2026

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Investments in hotel properties, gross	$1,906,327	$1,902,328
Accumulated depreciation	(361,588)	(344,061)
Investments in hotel properties, net	1,544,739	1,558,267
Cash and cash equivalents	93,385	124,354
Restricted cash	55,357	42,479
Accounts receivable, net of allowance of $136 and $113, respectively	37,045	32,843
Inventories	4,870	4,741
Note receivable	9,045	8,896
Prepaid expenses	8,286	6,987
Deposit paid to Ashford Inc.	17,000	17,000
Deferred costs, net	74	75
Investment in unconsolidated entity	—	89
Derivative assets	341	56
Operating lease right-of-use assets	30,597	30,743
Other assets	17,685	15,368
Intangible assets, net	2,652	2,746
Due from related parties, net	367	—
Due from third-party hotel managers	28,054	17,088
Total assets	$1,849,497	$1,861,732
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,106,029	$1,103,450
Accounts payable and accrued expenses	139,573	142,123
Redeemable preferred stock redemptions payable	46,719	30,864
Dividends and distributions payable	3,907	7,672
Due to Ashford Inc., net	1,924	5,148
Due to related parties, net	—	257
Due to third-party hotel managers	3,392	1,467
Operating lease liabilities	20,058	20,058
Other liabilities	24,963	25,572
Total liabilities	1,346,565	1,336,611
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at March 31, 2026 and December 31, 2025	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 9,561,665 and 10,818,280 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	239,042	265,695
Series M redeemable preferred stock, $0.01 par value, 1,337,328 and 1,368,091 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	33,450	34,217
Redeemable noncontrolling interests in operating partnership	15,925	19,005
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 68,679,318 and 68,219,432 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	687	682
Additional paid-in capital	707,874	706,488
Accumulated deficit	(561,566)	(568,503)
Total stockholders’ equity of the Company	147,011	138,683
Noncontrolling interest in consolidated entities	2,078	2,095
Total equity	149,089	140,778
Total liabilities and equity	$1,849,497	$1,861,732
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
REVENUE
Rooms	$128,801	$136,092
Food and beverage	52,342	51,788
Other	27,840	27,940
Total hotel revenue	208,983	215,820
EXPENSES
Hotel operating expenses:
Rooms	24,878	28,219
Food and beverage	38,910	40,210
Other expenses	59,878	60,376
Management fees	6,194	6,910
Total hotel operating expenses	129,860	135,715
Property taxes, insurance and other	4,652	10,465
Depreciation and amortization	22,579	23,395
Advisory services fee	7,404	6,611
Corporate general and administrative	4,867	2,894
Total operating expenses	169,362	179,080
Gain (loss) on disposition of assets and hotel properties	3	—
OPERATING INCOME (LOSS)	39,624	36,740
Equity in earnings (loss) of unconsolidated entity	(31)	—
Interest income	810	1,888
Interest expense and amortization of discounts and loan costs	(21,195)	(24,827)
Write-off of loan costs and exit fees	(5)	(1,464)
Realized and unrealized gain (loss) on derivatives	248	(198)
INCOME (LOSS) BEFORE INCOME TAXES	19,451	12,139
Income tax (expense) benefit	(1,417)	(1,467)
NET INCOME (LOSS)	18,034	10,672
(Income) loss attributable to noncontrolling interest in consolidated entities	17	64
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(347)	262
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	17,704	10,998
Preferred dividends	(8,040)	(9,269)
Deemed dividends on preferred stock	(4,763)	(4,276)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,901	$(2,547)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.07	$(0.04)
Weighted average common shares outstanding – basic	68,432	66,744
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.07	$(0.04)
Weighted average common shares outstanding – diluted	100,289	66,744
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
NET INCOME (LOSS)	$18,034	$10,672
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	—	859
Total other comprehensive income (loss)	—	859
TOTAL COMPREHENSIVE INCOME (LOSS)	18,034	11,531
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	17	64
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(347)	182
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$17,704	$11,777
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,600	$16	68,219	$682	$706,488	$(568,503)	$2,095	$140,778	3,078	$65,426	10,818	$265,695	1,368	$34,217	$19,005
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	26	634	1	43	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(5,422)	—	(5,422)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(735)	—	(735)	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	460	5	1,386	—	—	1,391	—	—	—	—	—	—	(1,391)
Net income (loss)	—	—	—	—	—	17,704	(17)	17,687	—	—	—	—	—	—	347
Reclassification of redeemable preferred stock from mezzanine equity to liability	—	—	—	—	—	—	—	—	—	—	(1,282)	(32,050)	(32)	(810)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,763)	—	(4,763)	—	—	—	4,763	—	—	—
Redemption value adjustment	—	—	—	—	—	2,036	—	2,036	—	—	—	—	—	—	(2,036)
Balance at March 31, 2026	1,600	$16	68,679	$687	$707,874	$(561,566)	$2,078	$149,089	3,078	$65,426	9,562	$239,042	1,337	$33,450	$15,925

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
Purchase of common stock	—	—	(19)	—	(51)	—	—	—	(51)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(33)	—	—	—	(33)	—	—	—	—	—	—	(15)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	32	798	1	39	—
Issuance of restricted shares/units	—	—	1	—	4	—	—	—	4	—	—	—	—	—	—	498
Dividends declared – common stock - ($0.05/share)	—		—	—	—	(3,372)	—	—	(3,372)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(6,616)	—	—	(6,616)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(770)	—	—	(770)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(344)
Redemption/conversion of operating partnership units	—	—	457	4	2,247	—	—	—	2,251	—	—	—	—	—	—	(2,251)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)
Net income (loss)	—	—	—	—	—	10,998	—	(64)	10,934	—	—	—	—	—	—	(262)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,033)	(25,701)	(19)	(466)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	779	—	779			—	—	—	—	80
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,276)	—	—	(4,276)	—	—	—	4,276	—	—	—
Redemption value adjustment	—	—	—	—	—	1,148	—	—	1,148	—	—	—	—	—	—	(1,148)
Balance at March 31, 2025	1,600	$16	67,047	$669	$720,703	$(482,575)	$95	$(3,431)	$235,477	3,078	$65,426	13,910	$331,875	1,459	$36,489	$26,430
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,034	$10,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,579	23,395
Recognition of deferred income	(174)	(174)
Equity-based compensation	—	(48)
Bad debt expense	64	(15)
Amortization of loan costs, discounts and capitalized default interest	2,579	2,293
Write-off of loan costs and exit fees	5	1,464
Amortization of intangibles	95	107
Amortization of non-refundable membership initiation fees	(879)	(623)
Interest expense accretion on refundable membership club deposits	135	151
Realized and unrealized (gain) loss on derivatives	(248)	198
Non-cash interest income	(149)	(151)
Equity in (earnings) loss of unconsolidated entity	31	—
Deferred income tax expense (benefit)	376	(13)
Changes in operating assets and liabilities, exclusive of disposition of assets and hotel properties:
Accounts receivable and inventories	(4,542)	(9,285)
Prepaid expenses and other assets	(3,616)	(8,003)
Accounts payable and accrued expenses	(157)	(6,518)
Operating lease right-of-use assets	51	57
Due to/from related parties, net	(624)	645
Due to/from third-party hotel managers	(9,041)	(1,676)
Due to/from Ashford Inc.	(2,880)	(1,006)
Operating lease liabilities	—	8
Other liabilities	309	3,668
Net cash provided by (used in) operating activities	21,948	15,146

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	135	1,101
Proceeds from sale of investment in unconsolidated entity	58	—
Improvements and additions to hotel properties	(12,069)	(15,305)
Net cash provided by (used in) investing activities	(11,876)	(14,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	363,000
Repayments of indebtedness	—	(365,180)
Payments of loan costs and exit fees	(5)	(8,852)
Payments for derivatives	(45)	(508)
Proceeds from derivatives	20	244
Payments for dividends and distributions	(11,128)	(12,209)
Redemption of operating partnership units	—	(92)
Redemption of preferred stock	(17,005)	(26,167)
Net cash provided by (used in) financing activities	(28,163)	(49,764)
Net change in cash, cash equivalents and restricted cash	(18,091)	(48,822)
Cash, cash equivalents and restricted cash at beginning of period	166,833	185,057
Cash, cash equivalents and restricted cash at end of period	$148,742	$136,235

	Three Months Ended March 31,
	2026	2025

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$17,712	$21,960
Income taxes paid (refunded)	(178)	(120)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$3,907	$8,692
Common stock purchases accrued but not paid	—	51
Capital expenditures accrued but not paid	4,516	8,825
Non-cash preferred stock dividends	677	837
Unsettled proceeds from derivatives	2	57
Non-cash common stock/unit dividends	—	502
Non-cash redemption of common units	1,391	2,251
Reclassification of redeemable preferred stock from mezzanine equity to liability	46,719	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$124,354	$135,465
Restricted cash at beginning of period	42,479	49,592
Cash, cash equivalents and restricted cash at beginning of period	$166,833	$185,057

Cash and cash equivalents at end of period	$93,385	$81,689
Restricted cash at end of period	55,357	54,546
Cash, cash equivalents and restricted cash at end of period	$148,742	$136,235
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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages five of our 13 hotel properties as of March 31, 2026. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2026, own 13 hotel properties in six states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). These hotel properties represent 3,028 total rooms. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of March 31, 2026, 12 of our 13 hotel properties were leased by wholly-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Recently Issued Accounting Standards—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations.
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU; or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended March 31, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$17,307	$6,522	$3,424	$27,253
Puerto Rico	1	18,697	6,026	2,973	27,696
Arizona	1	16,267	8,351	3,160	27,778
Colorado	1	13,049	5,349	3,377	21,775
Florida	2	22,716	12,238	8,766	43,720
Illinois	1	3,224	833	396	4,453
Pennsylvania	1	5,757	1,455	754	7,966
Washington, D.C.	1	9,362	5,403	1,110	15,875
USVI	1	22,422	6,165	3,880	32,467
Total	13	$128,801	$52,342	$27,840	$208,983

	Three Months Ended March 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$17,118	$6,510	$3,432	$27,060
Puerto Rico	1	20,367	5,629	3,380	29,376
Arizona	1	14,288	8,798	2,800	25,886
Colorado	1	13,824	5,219	3,360	22,403
Florida	2	20,411	11,060	8,339	39,810
Illinois	1	3,135	706	477	4,318
Pennsylvania	1	5,470	1,679	533	7,682
Washington, D.C.	1	10,805	5,278	1,224	17,307
USVI	1	16,348	5,056	2,972	24,376
Sold hotel properties	2	14,326	1,853	1,423	17,602
Total	15	$136,092	$51,788	$27,940	$215,820
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$576,362	$576,362
Buildings and improvements	1,117,429	1,116,816
Furniture, fixtures and equipment	187,613	179,984
Construction in progress	12,177	16,420
Residences	12,746	12,746
Total cost	1,906,327	1,902,328
Accumulated depreciation	(361,588)	(344,061)
Investments in hotel properties, net	$1,544,739	$1,558,267
Impairment Charges
During the three months ended March 31, 2026 and 2025, no impairment charges were recorded.
5. Hotel Dispositions
On August 7, 2025, the Company sold the Marriott Seattle Waterfront for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.1 million for the year ended December 31, 2025.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On November 6, 2025, the Company sold The Clancy for $115 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.7 million for the year ended December 31, 2025.
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three months ended March 31, 2025. The following table includes the condensed consolidated financial information from the disposed hotel properties (in thousands):

Three Months Ended March 31, 2025
Total hotel revenue	$17,602
Total hotel operating expenses	(11,664)
Property taxes, insurance and other	(1,554)
Depreciation and amortization	(3,378)
Operating income (loss)	1,006
Interest income	91
Interest expense and amortization of loan costs	(2,932)
Write-off of loan costs and exit fees	(263)
Income (loss) before income taxes	(2,098)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	196
Income (loss) before income taxes attributable to the Company	$(1,902)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (7)	Interest Rate	March 31, 2026	December 31, 2025
Term Loan (2)	Land	March 2026	March 2026	WSJ Prime Rate (1)	$5,360	$5,360
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
Mortgage loan	The Ritz-Carlton Lake Tahoe	July 2026	July 2026	SOFR (1) + 3.25%	43,413	43,413
Mortgage loan (3)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	407,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (4)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
Mortgage loan (5)	Park Hyatt Beaver Creek Resort & Spa	February 2027	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (3)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.83%	209,902	209,902
	Sofitel Chicago Magnificent Mile
	The Ritz-Carlton Reserve Dorado Beach
Mortgage loan (6)	Four Seasons Resort Scottsdale	August 2028	August 2030	SOFR (1) + 3.00%	180,000	180,000
					1,113,025	1,113,025
Deferred loan costs, net					(6,882)	(9,291)
Premiums/(discounts), net					(114)	(284)
Indebtedness, net					$1,106,029	$1,103,450
__________________
(1)SOFR rates were 3.66% and 3.69% at March 31, 2026 and December 31, 2025, respectively. WSJ Prime Rate was 6.75% at March 31, 2026 and December 31, 2025.
(2)This term loan bears interest at WSJ Prime Rate, has a floor of 4.99% and had an original maturity date in March 2026. The Company executed an amendment on April 21, 2026, that extended the maturity date to March 31, 2027, and modified the terms from interest-only to principal and interest amortizing beginning in October 2026. The term loan was not in default upon maturity in March 2026.
(3)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(4)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in February 2026.
(6)This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions.
(7)The final maturity date assumes all available extension options will be exercised.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Convertible Senior Notes
For the three months ended March 31, 2026 and 2025, the Company recorded coupon interest expense of $970,000 and $970,000, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded discount amortization of $170,000 and $161,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
The convertible senior notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company. As of March 31, 2026, the conversion rate is 199.2360 shares per $1,000 principal amount of notes.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2026, we were in compliance with all covenants.
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
As of March 31, 2026, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	March 31, 2026	December 31, 2025
Note receivable	SOFR + 3.00%	$9,045	$8,896
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2026	2025
Interest income	$149	$152
We review receivables for expected credit losses each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
record an allowance for expected credit losses (or reversals) in each reporting period. Our assessment of expected credit losses is based on considerable management judgment and assumptions. No allowance for credit losses or related expenses were recorded for the three months ended March 31, 2026 and 2025.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2026, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 3.660% to 3.493% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$341	$—	$341	(1)
Total	$—	$341	$—	$341

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$56	$—	$56	(1)
Total	$—	$56	$—	$56
__________________

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)Reported as “derivative assets” in our condensed consolidated balance sheets.

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2026		2025
Assets
Derivative assets:
Interest rate derivatives - caps	$248		$(198)
Total	$248		$(198)

Total combined
Interest rate derivatives - caps	$240		$(386)
Unrealized gain (loss) on derivatives	$240	(1)	$(386)	(1)
Realized gain (loss) on interest rate caps	8	(1) (2)	188	(1) (2)
Net	$248		$(198)
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$341	$341	$56	$56
Financial assets not measured at fair value:
Cash and cash equivalents	$93,385	$93,385	$124,354	$124,354
Restricted cash	55,357	55,357	42,479	42,479
Accounts receivable, net	37,045	37,045	32,843	32,843
Note receivable	9,045	9,045	8,896	8,896
Due from related parties, net	367	367	—	—
Due from third-party hotel managers	28,054	28,054	17,088	17,088
Financial liabilities not measured at fair value:
Indebtedness	$1,112,911	$1,113,025	$1,112,741	$1,113,025
Accounts payable and accrued expenses	139,573	139,573	142,123	142,123
Redeemable preferred stock redemptions payable	46,719	46,719	30,864	30,864
Dividends and distributions payable	3,907	3,907	7,672	7,672
Due to Ashford Inc., net	1,924	1,924	5,148	5,148
Due to related parties, net	—	—	257	257
Due to third-party hotel managers	3,392	3,392	1,467	1,467
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
Indebtedness. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 100.0% of the carrying value of $1.1 billion as of March 31, 2026, and approximately 100.0% of the carrying value of $1.1 billion as of December 31, 2025. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$17,704	$10,998
Less: dividends on preferred stock	(8,040)	(9,269)
Less: deemed dividends on preferred stock	(4,763)	(4,276)
Less: dividends on common stock	—	(3,353)
Less: dividends on unvested performance stock units	—	(19)
Undistributed net income (loss) allocated to common stockholders	4,901	(5,919)
Add back: dividends on common stock	—	3,353
Distributed and undistributed net income (loss) - basic	$4,901	$(2,566)
Interest expense on Convertible Senior Notes	1,140	—
Dividends on preferred stock - Series M (inclusive of deemed dividends)	735	—
Distributed and undistributed net income (loss) - diluted	$6,776	$(2,566)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	68,432	66,744
Effect of assumed conversion of Convertible Senior Notes	17,184	—
Effect of assumed conversion of preferred stock - Series M	14,673	—
Weighted average common shares outstanding – diluted	100,289	66,744

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.07	$(0.04)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.07	$(0.04)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$—	$19
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	347	(262)
Dividends on preferred stock - Series B	1,058	1,058
Interest expense on Convertible Senior Notes	—	1,131
Dividends on preferred stock - Series E (inclusive of deemed dividends)	10,185	10,892
Dividends on preferred stock - Series M (inclusive of deemed dividends)	—	770
Total	$11,590	$13,608
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	—	43
Effect of assumed conversion of operating partnership units	4,840	6,786
Effect of assumed conversion of preferred stock - Series B	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	—	16,267
Effect of assumed conversion of preferred stock - Series E	123,303	135,669
Effect of assumed conversion of preferred stock - Series M	—	13,959
Total	132,259	176,840

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
As of March 31, 2026, there were approximately 77,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2026	December 31, 2025
Redeemable noncontrolling interests in Braemar OP (in thousands)	$15,925	$19,005
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$3,125	$5,830
Ownership percentage of operating partnership	6.61%	6.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(347)	$262
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	344
The following table presents the common units redeemed/exchanged for common stock (in thousands):

	Three Months Ended March 31,
	2026	2025
Units redeemed/exchanged	460	457
Fair value of common units redeemed (1)	$1,391	$1,381
____________________________________
(1)    The redemption value is the greater of accumulated historical cost or fair value. The accumulated historical cost of the converted units for the three months ended March 31, 2026 and 2025 was $722,000 and $2.3 million, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Units redeemed	—	35
Fair value of common units redeemed	$—	$92
12. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock dividends declared	$—	$3,372
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of March 31, 2026, the Company has not repurchased any common stock pursuant to this program.
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2026	2025
Series D Cumulative Preferred Stock	$825	$825
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2026	2025
Series B Convertible Preferred Stock	$1,058	$1,058
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
As of March 31, 2026, the Company determined that a portion of the outstanding Series E Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of March 31, 2026, the Company has received $45.7 million in investor-initiated Series E Preferred Stock redemption requests, representing approximately 1,826,794 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet. As of December 31, 2025, the Company had received $30.2 million in investor-initiated Series E Preferred Stock redemption requests, representing approximately 1,208,850 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series E Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	March 31, 2026	December 31, 2025
Series E Preferred Stock	$239,042	$265,695
Cumulative adjustments to Series E Preferred Stock (1)	$41,973	$37,210
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2026	2025
Series E Preferred Stock	$5,422	$6,616

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Series E Preferred Stock shares redeemed	664	1,033
Redemption amount, net of redemption fees	$16,601	$25,701
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
As of March 31, 2026, the Company determined that a portion of the outstanding Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of March 31, 2026, the Company has received $1.0 million in investor-initiated Series M Preferred Stock redemption requests, representing approximately 41,961 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet. As of December 31, 2025, the Company had received $642,000 in investor-initiated Series M Preferred Stock redemption requests, representing approximately 25,689 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series M Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	March 31, 2026	December 31, 2025
Series M Preferred Stock	$33,450	$34,217
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2026	2025
Series M Preferred Stock	$735	$770
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Series M Preferred Stock shares redeemed	16	19
Redemption amount, net of redemption fees	$404	$466

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2026	2025
Advisory services fee
Base advisory fee	$3,768	$3,576
Reimbursable expenses (1)	3,636	3,001
Equity-based compensation (2)	—	(48)
Incentive fee	—	82
Total	$7,404	$6,611
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “March 2025 Limited Waiver”). Pursuant to the March 2025 Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waived the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
On March 13, 2026, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “March 2026 Limited Waiver”). Pursuant to the March 2026 Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waived the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2026, cash incentive compensation to employees and other representatives of the Advisor.
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
On August 26, 2025, Braemar entered into a Letter Agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement is $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. have agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees (the “Company Sale Fee”). Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment will be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company does not occur before July 1, 2028. The $17.0 million payment is presented in “deposit paid to Ashford Inc.” on the condensed consolidated balance sheets.
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
For the three months ended March 31, 2026 and 2025, we incurred fees from Lismore or its subsidiaries of $0 and $1.7 million, respectively.
Ashford Securities
The Company, Ashford Trust, and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of March 31, 2026, Braemar has funded approximately $13.7 million.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2026	2025
Corporate general and administrative	$437	$—

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
Hotel Management Services
As of March 31, 2026, Remington Hospitality managed five of our 13 hotel properties.
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
Investment in OpenKey
The Company previously held an investment in OpenKey, Inc. (“OpenKey”), a subsidiary of Ashford Inc., with a carrying value of $0 as of December 31, 2025. During the fourth quarter of 2025, Ashford Inc., Ashford Trust and Braemar entered into a purchase and sale agreement to sell OpenKey. The transaction closed in January 2026.
The Company also previously had a loan funding agreement with Ashford Inc. and OpenKey. During the fourth quarter of 2025, we determined that the full amount of the note receivable was not collectible and the note receivable was impaired. As of March 31, 2026 and December 31, 2025, the carrying amount of the note receivable was $0 and $89,000, respectively included in “investment in unconsolidated entity” on our condensed consolidated balance sheets. During the three months ended March 31, 2026, the Company received proceeds of approximately $58,000 related to the note receivable with OpenKey and wrote off the remaining $31,000 balance.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2026, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have two hotel properties that operate under franchise agreements. The Cameo Beverly Hills franchise agreement has a 25-year term that expires on December 31, 2050. Under the terms of the agreement, we will pay monthly franchise fees of: (i) 3% of gross rooms revenue through April 30, 2026; (ii) 4% of gross rooms revenue from May 1, 2026 through December 31, 2026; and (iii) 5% of the gross rooms revenue for the remainder of the term. We will also pay monthly program fees of: (i) 2% of gross rooms revenue through April 30, 2026; (ii) 3% of gross rooms revenue from May 1, 2026 through August 3, 2026; and (iii) 4% of gross rooms revenue for the remainder of the term.
Under the franchise agreement for the Sofitel Chicago Magnificent Mile, we pay franchisor royalty fees of 4.4% of gross rooms revenue. Additionally, we pay a marketing fee of 1.5% of gross rooms revenue. This franchise agreement expires in 2041, with extension options.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2026	2025
Other hotel expenses	$185	$70

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2026, we pay a monthly hotel management fee equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, approximately 2.3% to 4.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. As of March 31, 2026, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of March 31, 2026. The Court granted a motion for preliminary approval of the settlement on October 27, 2025, and a hearing on the motion for final approval was set for April 20, 2026, and the ruling is pending.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million. Braemar’s portion of the settlement is approximately $679,000. As of March 31, 2026, the settlement liability amount has been accrued.
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. As of the date of this Quarterly Report on Form 10-Q, conversations with the EPA are ongoing.
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
16. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of March 31, 2026 and 2025, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
Each hotel property derives revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in note 2 of the consolidated financial statements included in our 2025 Annual Report on Form 10-K.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
REVENUE
Rooms	$128,801	$136,092
Food and beverage	52,342	51,788
Other hotel revenue	27,840	27,940
Total hotel revenue	$208,983	$215,820
EXPENSES
Hotel expenses:
Rooms	$24,878	$28,219
Food and beverage	38,910	40,210
Direct expenses	10,010	9,459
Indirect expenses:
Property, general and administration	14,535	15,398
Sales and marketing	12,426	13,173
Information and telecommunications systems	2,007	2,075
Repairs and maintenance	6,867	7,772
Energy	6,429	5,859
Lease expense	543	554
Ownership expenses	1,076	982
Incentive management fee	5,142	4,229
Management fees	6,074	6,737
Property taxes	1,175	5,951
Other taxes	79	468
Insurance	3,369	3,993
Total expenses	133,520	145,079
Hotel adjusted EBITDA	$75,463	$70,741

	Three Months Ended March 31,
	2026	2025
Hotel adjusted EBITDA	$75,463	$70,741
Ownership expenses included in other hotel expenses	(843)	(875)
Ownership expenses included in property taxes, insurance and other	(29)	(53)
Management fees	(120)	(173)
Depreciation and amortization	(22,579)	(23,395)
Advisory services fee	(7,404)	(6,611)
Corporate general and administrative	(4,867)	(2,894)
Gain (loss) on disposition of assets and hotel properties	3	—
Equity in earnings (loss) of unconsolidated entities	(31)	—
Interest income	810	1,888
Interest expense and amortization of discounts and loan costs	(21,195)	(24,827)
Write-off of loan costs and exit fees	(5)	(1,464)
Realized and unrealized gain (loss) on derivatives	248	(198)
Income tax (expense) benefit	(1,417)	(1,467)
Net income (loss)	$18,034	$10,672
17. Subsequent Event
On April 27, 2026, the Company entered into a definitive agreement to sell the Park Hyatt Beaver Creek Resort & Spa located in Avon, Colorado for a purchase price of $176 million. The agreement included a nonrefundable deposit of $6.5 million which was paid on April 28, 2026.

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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in our Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “2025 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties” and other filings under the Exchange Act;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2025 10-K and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2026, we owned interests in 13 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,028 total rooms. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of March 31, 2026, Remington Hospitality, a subsidiary of Ashford Inc., managed five of our 13 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman of our board of directors and chairman and chief executive officer of Ashford Inc. and his father, Mr. Archie Bennett, Jr. (together, the “Bennetts”), as of March 31, 2026, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 52.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,656,337 shares of Ashford Inc. common stock, which if converted as of March 31, 2026, would have increased the Bennetts’ ownership interest in Ashford Inc. to 88.2%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of March 31, 2026, those rights represented approximately 534,000 common shares.
As of March 31, 2026, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 2,472,808 shares of our common stock (including common units, LTIP and performance LTIP units), which represented an approximate 3.4% ownership in the Company.

Recent Developments
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
On March 5, 2026, Ashford Inc. and Ashford LLC agreed with Deric Eubanks, the Chief Financial Officer of Ashford Inc., and Ashford LLC that, effective March 31, 2026 (the “Termination Date”), Mr. Eubanks would terminate employment with and service to Ashford Inc., Ashford LLC and their affiliates. Mr. Eubanks was also the Chief Financial Officer of the Company and Ashford Trust and accordingly his service as Chief Financial Officer of each of the Company and Ashford Trust ended effective as of the Termination Date. Effective on the Termination Date, Justin Coe, the Company’s current Chief Accounting Officer and principal accounting officer, assumed the role of principal financial officer of the Company.
On March 31, 2026, the Advisor delivered written notice to the Company of the Advisor’s election to extend the term of our advisory agreement (the “Extension Notice”). Pursuant to Section 12.2 of our advisory agreement, the Advisor exercised its right to extend the agreement for an additional ten-year term, commencing on January 24, 2027 and expiring on January 24, 2037. All terms, conditions, rights and obligations under our advisory agreement will remain in full force and effect during the extended term, subject to Section 6.6 of our advisory agreement that provides the parties to our advisory agreement the right to renegotiate the amount of the Base Fee or Incentive Fee (as such terms are defined in our advisory agreement) payable by the Company.
On April 23, 2026, the Company announced that its board of directors declared and set aside the April 2026 portion of the second quarter 2026 dividends for its Series B Convertible Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series M Preferred Stock.
On April 27, 2026, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) for the sale of Park Hyatt Beaver Creek Resort & Spa located in Avon, Colorado for $176 million in cash, subject to customary pro-rations and adjustments. The agreement included a $6.5 million nonrefundable deposit. The sale is scheduled to close in the second quarter of 2026, subject to customary closing conditions.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenue
Rooms	$128,801	$136,092	$(7,291)	(5.4)%
Food and beverage	52,342	51,788	554	1.1
Other	27,840	27,940	(100)	(0.4)
Total hotel revenue	208,983	215,820	(6,837)	(3.2)
Expenses
Hotel operating expenses:
Rooms	24,878	28,219	3,341	11.8
Food and beverage	38,910	40,210	1,300	3.2
Other expenses	59,878	60,376	498	0.8
Management fees	6,194	6,910	716	10.4
Total hotel operating expenses	129,860	135,715	5,855	4.3
Property taxes, insurance and other	4,652	10,465	5,813	55.5
Depreciation and amortization	22,579	23,395	816	3.5
Advisory services fee	7,404	6,611	(793)	(12.0)
Corporate general and administrative	4,867	2,894	(1,973)	(68.2)
Total expenses	169,362	179,080	9,718	5.4
Gain (loss) on disposition of assets and hotel properties	3	—	3
Operating income (loss)	39,624	36,740	2,884	7.8
Equity in earnings (loss) of unconsolidated entity	(31)	—	(31)
Interest income	810	1,888	(1,078)	(57.1)
Interest expense and amortization of discounts and loan costs	(21,195)	(24,827)	3,632	14.6
Write-off of loan costs and exit fees	(5)	(1,464)	1,459	99.7
Realized and unrealized gain (loss) on derivatives	248	(198)	446	225.3
Income (loss) before income taxes	19,451	12,139	7,312	60.2
Income tax (expense) benefit	(1,417)	(1,467)	50	3.4
Net income (loss)	18,034	10,672	7,362	69.0
(Income) loss attributable to noncontrolling interest in consolidated entities	17	64	(47)	(73.4)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(347)	262	(609)	(232.4)
Net income (loss) attributable to the Company	$17,704	$10,998	$6,706	61.0%
All hotel properties owned for the three months ended March 31, 2026 and 2025 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Marriott Seattle Waterfront	Seattle, Washington	Disposition	August 7, 2025
The Clancy	San Francisco, California	Disposition	November 6, 2025

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Occupancy	64.50%	64.58%
ADR (average daily rate)	$727.20	$611.38
RevPAR (revenue per available room)	$469.07	$394.81
Rooms revenue (in thousands)	$128,801	$136,092
Total hotel revenue (in thousands)	$208,983	$215,820
The following table illustrates the key performance indicators of the 13 comparable hotel properties that were owned for the full three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Occupancy	64.50%	64.50%
ADR (average daily rate)	$727.20	$687.46
RevPAR (revenue per available room)	$469.07	$443.45
Rooms revenue (in thousands)	$128,801	$121,766
Total hotel revenue (in thousands)	$208,983	$198,218
Net Income (Loss) Attributable to the Company. Net income attributable to the Company increased $6.7 million from $11.0 million for the three months ended March 31, 2025 (the “2025 quarter”) to $17.7 million for the three months ended March 31, 2026 (the “2026 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $7.3 million to $128.8 million during the 2026 quarter compared to the 2025 quarter primarily due to the sales of Marriott Seattle Waterfront in August 2025 and The Clancy in November 2025. During the 2026 quarter, our 13 comparable hotel properties experienced a 5.8% increase in room rates while occupancy was flat compared to the 2025 quarter.
Fluctuations in rooms revenue between the 2026 quarter and the 2025 quarter are a result of the changes in occupancy and ADR between the 2026 quarter and the 2025 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(1,443)	(97)	(12.2)%
The Notary Hotel	287	143	2.7%
Sofitel Chicago Magnificent Mile	89	(60)	4.2%
Pier House Resort & Spa	804	808	0.1%
The Ritz-Carlton St. Thomas	2,349	426	8.3%
Park Hyatt Beaver Creek Resort & Spa	(775)	(385)	(0.8)%
Hotel Yountville (1)	(53)	29	(4.4)%
The Ritz-Carlton Sarasota	1,501	239	8.6%
Bardessono Hotel and Spa	457	65	18.4%
The Ritz-Carlton Lake Tahoe	(79)	48	(1.5)%
Cameo Beverly Hills	(137)	(1,475)	24.2%
The Ritz-Carlton Reserve Dorado Beach	2,055	7	10.0%
Four Seasons Resort Scottsdale	1,980	89	12.4%
Total	$7,035	—	5.8%
Non-comparable
Marriott Seattle Waterfront	$(4,581)	n/a	n/a
The Clancy	$(9,745)	n/a	n/a
________
(1)This hotel was under renovation during the 2025 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $554,000, or 1.1%, to $52.3 million during the 2026 quarter compared to the 2025 quarter. We experienced an aggregate increase in food and beverage revenue of approximately

$3.3 million at ten comparable hotel properties. This increase was partially offset by an aggregate decrease of $885,000 at The Notary Hotel, The Ritz-Carlton Lake Tahoe and Four Seasons Resort Scottsdale and a decrease of $1.9 million due to the sales of The Clancy and Marriott Seattle Waterfront.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, decreased $100,000, or 0.4%, to $27.8 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to an aggregate decrease of approximately $587,000 at the Capital Hilton, Sofitel Chicago Magnificent Mile and Cameo Beverly Hills as well as a decrease of $1.4 million due to the sales of The Clancy and Marriott Seattle Waterfront. These decreases were partially offset by higher other hotel revenue of $1.9 million at ten comparable hotel properties.
Rooms Expense. Rooms expense decreased $3.3 million, or 11.8%, to $24.9 million in the 2026 quarter compared to the 2025 quarter. This decrease is attributable to an aggregate decrease in rooms expense of $462,000 at Capital Hilton, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa and The Ritz-Carlton Lake Tahoe and a decrease of $4.0 million due to the sales of The Clancy and Marriott Seattle Waterfront. These decreases were partially offset by an aggregate increase of $1.1 million at nine comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $1.3 million, or 3.2%, to $38.9 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to lower aggregate food and beverage expense of approximately $533,000 at the Pier House Resort & Spa, Bardessono Hotel and Spa and The Ritz-Carlton Lake Tahoe and a decrease of $2.2 million due to the sales of The Clancy and Marriott Seattle Waterfront. These decreases were partially offset by an aggregate increase of approximately $1.5 million at ten comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $498,000, or 0.8%, to $59.9 million in the 2026 quarter compared to the 2025 quarter. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $552,000 in direct expenses and a decrease of $1.1 million in indirect expenses and incentive management fees in the 2026 quarter compared to the 2025 quarter. Direct expenses were 4.8% of total hotel revenue in the 2026 quarter and 4.4% in the 2025 quarter.
The increase in direct expenses is associated with higher direct expenses of $684,000 at our 13 comparable hotel properties partially offset by a decrease of $132,000 due to the sales of The Clancy and Marriott Seattle Waterfront.
The decrease in indirect expenses is comprised of decreases in: (i) general and administrative costs of $786,000 comprising a decrease of $2.0 million from the two disposed hotel properties partially offset by an aggregate increase of $1.2 million at our 13 comparable hotel properties; (ii) marketing costs of $748,000 comprising an aggregate decrease of $1.2 million from the two disposed hotel properties partially offset by an increase of $497,000 at our 13 comparable hotel properties; and (iii) repairs and maintenance of $986,000 comprising an aggregate decrease of $117,000 at our 13 comparable hotel properties and a decrease of $869,000 from the two disposed hotel properties. These decreases were partially offset by increases in: (i) incentive management fees of $913,000 at our 13 comparable hotel properties; and (ii) energy costs of $570,000 comprising an aggregate increase of $984,000 at our 13 comparable hotel properties partially offset by a decrease of $414,000 from the two disposed hotel properties.
Management Fees. Base management fees decreased $716,000, or 10.4%, to $6.2 million in the 2026 quarter compared to the 2025 quarter. Management fees decreased $754,000 due to the sales of The Clancy and Marriott Seattle Waterfront, and decreases of $233,000 at The Ritz-Carlton Sarasota, Cameo Beverly Hills, Capital Hilton and Park Hyatt Beaver Creek Resort & Spa. These decreases were partially offset by an aggregate increase of $271,000 at nine comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $5.8 million, or 55.5%, to $4.7 million in the 2026 quarter compared to the 2025 quarter. This decrease is primarily attributable to a decrease of $1.6 million due to the sales of The Clancy and Marriott Seattle Waterfront and an aggregate decrease of $4.2 million at our 13 comparable hotel properties, primarily attributable to a favorable property tax assessment at the Sofitel Chicago Magnificent Mile.
Depreciation and Amortization. Depreciation and amortization decreased $816,000, or 3.5%, to $22.6 million for the 2026 quarter compared to the 2025 quarter. This decrease is due to lower depreciation of $3.4 million from the sales of The Clancy and Marriott Seattle Waterfront and an aggregate decrease of $324,000 at Capital Hilton, Sofitel Chicago Magnificent Mile and Pier House Resort & Spa. These decreases were partially offset by an aggregate increase of $2.9 million at ten comparable hotel properties.

Advisory Services Fee. Advisory services fee increased $793,000, or 12.0%, to $7.4 million in the 2026 quarter compared to the 2025 quarter due to higher reimbursable expenses of $635,000, higher base advisory fee of $192,000 and higher equity-based compensation of $48,000, partially offset by a lower incentive fee of $82,000.
In the 2026 quarter, we recorded an advisory services fee of $7.4 million, which included a base advisory fee of $3.8 million and reimbursable expenses of $3.6 million.
In the 2025 quarter, we recorded an advisory services fee of $6.6 million, which included a base advisory fee of $3.6 million, reimbursable expenses of $3.0 million, an incentive fee of $82,000 and a credit to expense of $48,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $4.9 million in the 2026 quarter and consisted of $3.5 million in professional fees, $709,000 of public company costs, $437,000 related to Ashford Securities and $270,000 in miscellaneous expenses.
Corporate general and administrative expense was $2.9 million in the 2025 quarter and consisted of $1.5 million in professional fees, $673,000 of public company costs and $717,000 in miscellaneous expenses.
Equity in Earnings (Loss) of Unconsolidated Entity. There was a $31,000 loss in equity in earnings (loss) of unconsolidated entity in the 2026 quarter as a result of writing off the remaining OpenKey note receivable balance.
Interest Income. Interest income was $810,000 and $1.9 million in the 2026 quarter and the 2025 quarter, respectively. The decrease in interest income in the 2026 quarter was primarily attributable to lower interest rates and lower excess cash balances compared to the 2025 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $3.6 million, or 14.6%, to $21.2 million for the 2026 quarter compared to the 2025 quarter. The decrease is primarily due to lower interest expense of $3.9 million from lower average interest rates and lower average debt balances in the 2026 quarter partially offset by higher amortization of loan costs of approximately $277,000 in the 2026 quarter compared to the 2025 quarter.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $5,000 in the 2026 quarter. Write-off of loan costs and exit fees was $1.5 million in the 2025 quarter related to various loan refinances and modifications.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $248,000 for the 2026 quarter consisted of an unrealized gain on interest rate caps of $240,000 and a realized gain of $8,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized loss on derivatives of $198,000 for the 2025 quarter consisted of an unrealized loss on interest rate caps of $386,000, partially offset by a realized gain of $188,000 associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $50,000, from $1.5 million in the 2025 quarter to $1.4 million in the 2026 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated a loss of $17,000 and a loss of $64,000 in the 2026 quarter and the 2025 quarter, respectively. For the 2026 quarter noncontrolling interest in consolidated entities represented a 25% ownership interest in a JV. As of March 31, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $347,000 in the 2026 quarter and a net loss of $262,000 in the 2025 quarter. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.61% and 9.33% as of March 31, 2026 and 2025, respectively.

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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on two mortgage loans, as discussed below. Our loans that are in cash traps may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of March 31, 2026, the mortgage loan secured by The Ritz-Carlton Lake Tahoe and the loan secured by the Capital Hilton were in cash traps. The amount of cash in the cash traps as of March 31, 2026 was $0.

As of March 31, 2026, the Company held cash and cash equivalents of $93.4 million and restricted cash of $55.4 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2026, $28.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of March 31, 2026, our net debt to gross assets was 46.8%.
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
As of March 31, 2026, the Company determined that a portion of the outstanding Series E Preferred Stock and Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of March 31, 2026, the Company has received $45.7 million in investor-initiated Series E Preferred Stock redemption requests and $1.0 million in investor-initiated Series M Preferred Stock redemption requests that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
Based on the various limitations in place as of March 31, 2026, and not considering any future redemption requests received, we expect that all of these redemption requests will be fulfilled over the subsequent twelve months from March 31, 2026. As of April 30, 2026, the redeemable preferred stock redemptions payable was approximately $49.7 million.
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
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of May 5, 2026, the Company has not repurchased any common stock pursuant to the plan.
Sources and Uses of Cash
We had approximately $93.4 million and $124.4 million of cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $21.9 million and $15.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of hotel properties. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2026, net cash flows used in investing activities were $11.9 million. The cash outflows of $12.1 million consisted of capital improvements made to various hotel properties. These cash outflows were partially offset by cash inflows of $135,000 from property insurance proceeds and $58,000 from the sale of OpenKey. Our capital improvements consisted of approximately $9.1 million of return on investment capital projects and approximately $3.0 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2026, net cash flows used in financing activities were $28.2 million. Cash outflows primarily consisted of $17.0 million for cash redemptions of Series E and Series M Preferred Stock and $11.1 million of dividend and distribution payments.
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
Dividend Policy
Our board of directors has not declared a dividend policy for 2026 in light of the fact that there is an ongoing Company strategic review process. The board of directors will continue to review the Company’s dividend policy. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K. There have been no material changes in these critical accounting policies.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$18,034	$10,672
Interest expense and amortization of loan costs	21,195	24,827
Depreciation and amortization	22,579	23,395
Income tax expense (benefit)	1,417	1,467
Equity in (earnings) loss of unconsolidated entity	31	—
EBITDA	63,256	60,361
(Gain) loss on disposition of assets and hotel properties	(3)	—
EBITDAre	63,253	60,361
Amortization of favorable (unfavorable) contract assets (liabilities)	107	107
Transaction and conversion costs	2,675	695
Write-off of premiums, loan costs and exit fees	5	1,464
Realized and unrealized (gain) loss on derivatives	(248)	198
Stock/unit-based compensation	—	(48)
Legal, advisory and settlement costs	504	144
Advisory services incentive fee	—	82
Severance	237	—
Adjusted EBITDAre	$66,533	$63,003

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$18,034	$10,672
(Income) loss attributable to noncontrolling interest in consolidated entities	17	64
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(347)	262
Preferred dividends	(8,040)	(9,269)
Deemed dividends on preferred stock	(4,763)	(4,276)
Net income (loss) attributable to common stockholders	4,901	(2,547)
Depreciation and amortization on real estate (1)	22,579	22,676
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	347	(262)
Equity in (earnings) loss of unconsolidated entity	31	—
(Gain) loss on disposition of assets and hotel properties	(3)	—
FFO available to common stockholders and OP unitholders	27,855	19,867
Deemed dividends on preferred stock	4,763	4,276
Transaction and conversion costs	2,675	695
Write-off of premiums, loan costs and exit fees	5	1,464
Unrealized (gain) loss on derivatives	(240)	386
Stock/unit-based compensation	—	(48)
Legal, advisory and settlement costs	504	144
Interest expense accretion on refundable membership club deposits	135	151
Amortization of loan costs (1)	2,409	2,097
Advisory services incentive fee	—	82
Severance	237	—
Adjusted FFO available to common stockholders and OP unitholders	$38,343	$29,114
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization on real estate	$—	$(719)
Amortization of loan costs	—	(35)
The following table presents certain information related to our hotel properties as of March 31, 2026:

Hotel Property	Location	Total Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559
The Notary Hotel	Philadelphia, PA	499
Sofitel Chicago Magnificent Mile	Chicago, IL	415
Pier House Resort & Spa	Key West, FL	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193
Hotel Yountville	Yountville, CA	80
The Ritz-Carlton Sarasota	Sarasota, FL	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170
Cameo Beverly Hills (2)	Los Angeles, CA	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210
Ground Lease Property (4)
Bardessono Hotel and Spa (5)	Yountville, CA	65
Total		3,028
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of March 31, 2026, our total indebtedness of approximately $1.1 billion included approximately $1.0 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of March 31, 2026, would be approximately $2.6 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of March 31, 2026, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are effective to ensure that: (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. As of March 31, 2026, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of March 31, 2026. The Court granted a motion for preliminary approval of the settlement on October 27, 2025, and a hearing on the motion for final approval was set for April 20, 2026, and the ruling is pending.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million. Braemar’s portion of the settlement is approximately $679,000. As of March 31, 2026, the settlement liability amount has been accrued.
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel, preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. As of the date of this Quarterly Report on Form 10-Q, conversations with the EPA are ongoing.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2026, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 - January 31	—	$—	—	$50,000,000
February 1 - February 28	—	$—	—	$50,000,000
March 1 - March 31	—	$—	—	$50,000,000
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.7
Fifth Amended and Restated Bylaws, as amended by Amendment No.1 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 1, 2024) (File No. 001-35972).

10.1
Limited Waiver Under Advisory Agreement, dated as of March 13, 2026, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 17, 2026 (File No. 001-35972).

10.2†	Form of 2026 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 17, 2026 (File No. 001-35972).
10.3†	Form of 2026 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 17, 2026 (File No. 001-35972).
10.4
Notice of Exercise of Extension of Term under Fifth Amended and Restated Advisory Agreement, as amended, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2026) (File No. 001-35972).

10.5*	Agreement of Purchase and Sale, dated as of April 27, 2026, by and among Ashford BC LP, Ashford TRS BC LLC and Apres Owner, LLC.
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
31.2*	Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	May 7, 2026	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 7, 2026	By:	/s/ JUSTIN R. COE
Justin R. Coe
Chief Accounting Officer