Form 10-Q
period 2026-06-30
Braemar Hotels & Resorts Inc.
filed 2026-08-06
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,679,318
(Class)	Outstanding at August 4, 2026

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Investments in hotel properties, gross	$1,402,848	$1,902,328
Accumulated depreciation	(304,522)	(344,061)
Investments in hotel properties, net	1,098,326	1,558,267
Cash and cash equivalents	93,865	124,354
Restricted cash	52,604	42,479
Accounts receivable, net of allowance of $129 and $113, respectively	27,671	32,843
Inventories	3,278	4,741
Note receivable	9,197	8,896
Prepaid expenses	4,342	6,987
Deposit paid to Ashford Inc.	17,000	17,000
Deferred costs, net	73	75
Investment in unconsolidated entity	—	89
Derivative assets	373	56
Operating lease right-of-use assets	330	30,743
Other assets	9,912	15,368
Intangible assets, net	—	2,746
Due from third-party hotel managers	13,884	17,088
Assets held for sale	327,886	—
Total assets	$1,658,741	$1,861,732
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$745,918	$1,103,450
Accounts payable and accrued expenses	98,222	142,123
Redeemable preferred stock redemptions payable	54,760	30,864
Dividends and distributions payable	3,807	7,672
Due to Ashford Inc., net	680	5,148
Due to related parties, net	199	257
Due to third-party hotel managers	657	1,467
Operating lease liabilities	383	20,058
Other liabilities	7,500	25,572
Liabilities associated with assets held for sale	268,178	—
Total liabilities	1,180,304	1,336,611
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at June 30, 2026 and December 31, 2025	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 8,637,450 and 10,818,280 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	215,936	265,695
Series M redeemable preferred stock, $0.01 par value, 1,312,137 and 1,368,091 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	32,820	34,217
Redeemable noncontrolling interests in operating partnership	15,197	19,005
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 68,679,318 and 68,219,432 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	687	682
Additional paid-in capital	707,922	706,488
Accumulated deficit	(561,597)	(568,503)
Total stockholders’ equity of the Company	147,028	138,683
Noncontrolling interest in consolidated entities	2,030	2,095
Total equity	149,058	140,778
Total liabilities and equity	$1,658,741	$1,861,732
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Rooms	$102,183	$109,824	$230,984	$245,916
Food and beverage	45,322	45,571	97,664	97,359
Other	23,521	23,682	51,361	51,622
Total hotel revenue	171,026	179,077	380,009	394,897
EXPENSES
Hotel operating expenses:
Rooms	24,218	27,285	49,096	55,504
Food and beverage	34,897	35,767	73,807	75,977
Other expenses	52,924	56,445	112,802	116,821
Management fees	5,138	5,541	11,332	12,451
Total hotel operating expenses	117,177	125,038	247,037	260,753
Property taxes, insurance and other	7,507	7,892	12,159	18,357
Depreciation and amortization	21,433	23,360	44,012	46,755
Advisory services fee	7,280	7,191	14,684	13,802
Corporate general and administrative	4,413	(2,298)	9,280	596
Total operating expenses	157,810	161,183	327,172	340,263
Gain (loss) on disposition of assets and hotel property	17,395	—	17,398	—
OPERATING INCOME (LOSS)	30,611	17,894	70,235	54,634
Equity in earnings (loss) of unconsolidated entity	—	—	(31)	—
Interest income	774	1,519	1,584	3,407
Other income (expense)	—	(1,250)	—	(1,250)
Interest expense and amortization of discounts and loan costs	(20,513)	(25,361)	(41,708)	(50,188)
Write-off of loan costs and exit fees	(1,484)	(3)	(1,489)	(1,467)
Realized and unrealized gain (loss) on derivatives	35	15	283	(183)
INCOME (LOSS) BEFORE INCOME TAXES	9,423	(7,186)	28,874	4,953
Income tax (expense) benefit	(2,481)	345	(3,898)	(1,122)
NET INCOME (LOSS)	6,942	(6,841)	24,976	3,831
(Income) loss attributable to noncontrolling interest in consolidated entities	48	(115)	65	(51)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	48	1,489	(299)	1,751
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	7,038	(5,467)	24,742	5,531
Preferred dividends	(7,741)	(8,992)	(15,781)	(18,261)
Deemed dividends on preferred stock	(8)	(1,559)	(4,771)	(5,835)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(711)	$(16,018)	$4,190	$(18,565)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.01)	$(0.24)	$0.06	$(0.28)
Weighted average common shares outstanding – basic	68,679	67,279	68,556	67,013
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.01)	$(0.24)	$0.06	$(0.28)
Weighted average common shares outstanding – diluted	68,679	67,279	68,556	67,013
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$6,942	$(6,841)	$24,976	$3,831
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	—	(260)	—	599
Total other comprehensive income (loss)	—	(260)	—	599
TOTAL COMPREHENSIVE INCOME (LOSS)	6,942	(7,101)	24,976	4,430
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	48	(115)	65	(51)
Comprehensive net (income) loss attributable to redeemable noncontrolling interests in operating partnership	48	1,519	(299)	1,701
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$7,038	$(5,697)	$24,742	$6,080
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	1,600	$16	68,679	$687	$707,874	$(561,566)	$2,078	$149,089	3,078	$65,426	9,562	$239,042	1,337	$33,450	$15,925
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	21	542	2	41	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(5,129)	—	(5,129)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(729)	—	(729)	—	—	—	—	—	—	—
Purchase true-up of remaining noncontrolling interest	—	—	—	—	48	—	—	48	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	7,038	(48)	6,990	—	—	—	—	—	—	(48)
Reclassification of redeemable preferred stock from mezzanine equity to liability	—	—	—	—	—	—	—	—	—	—	(946)	(23,656)	(27)	(671)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(8)	—	(8)	—	—	—	8	—	—	—
Redemption value adjustment	—	—	—	—	—	680	—	680	—	—	—	—	—	—	(680)
Balance at June 30, 2026	1,600	$16	68,679	$687	$707,922	$(561,597)	$2,030	$149,058	3,078	$65,426	8,637	$215,936	1,312	$32,820	$15,197

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,600	$16	67,047	$669	$720,703	$(482,575)	$95	$(3,431)	$235,477	3,078	$65,426	13,910	$331,875	1,459	$36,489	$26,430
Purchase of common stock	—	—	(293)	(2)	(699)	—		—	(701)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(35)	—	—	—	(35)	—	—	—	—	—	—	(12)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	29	725	1	40	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,430)	—	—	(3,430)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47 /share)	—	—	—	—	—	(6,354)	—	—	(6,354)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53 /share)	—	—	—	—	—	(755)	—	—	(755)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,125)	(2,125)	—	—	—	—	—	—	(271)
Redemption/conversion of operating partnership units	—	—	1,465	15	7,033	—	—	—	7,048	—	—	—	—	—	—	(7,048)
Net income (loss)	—	—	—	—	—	(5,467)	—	115	(5,352)	—	—	—	—	—	—	(1,489)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(230)	—	(230)	—	—	—	—	—	—	(30)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(548)	(13,574)	(40)	(1,005)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(1,559)	—	—	(1,559)	—	—	—	1,559	—	—	—
Redemption value adjustment	—	—	—	—	—	(414)	—	—	(414)	—	—	—	—	—	—	414
Balance at June 30, 2025	1,600	$16	68,219	$682	$727,002	$(502,437)	$(135)	$(3,321)	$221,807	3,078	$65,426	13,391	$320,585	1,420	$35,524	$17,994

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,600	$16	68,219	$682	$706,488	$(568,503)	$2,095	$140,778	3,078	$65,426	10,818	$265,695	1,368	$34,217	$19,005
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	47	1,176	3	84	—
Dividends declared – preferred stock - Series B ($0.68/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.04/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.94/share)	—	—	—	—	—	(10,551)	—	(10,551)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.06/share)	—	—	—	—	—	(1,464)	—	(1,464)	—	—	—	—	—	—	—
Purchase true-up of remaining noncontrolling interest	—	—	—	—	48	—	—	48	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	460	5	1,386	—	—	1,391	—	—	—	—	—	—	(1,391)
Net income (loss)	—	—	—	—	—	24,742	(65)	24,677	—	—	—	—	—	—	299
Reclassification of redeemable preferred stock from mezzanine equity to liability	—	—	—	—	—	—	—	—	—	—	(2,228)	(55,706)	(59)	(1,481)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,771)	—	(4,771)	—	—	—	4,771	—	—	—
Redemption value adjustment	—	—	—	—	—	2,716	—	2,716	—	—	—	—	—	—	(2,716)
Balance at June 30, 2026	1,600	$16	68,679	$687	$707,922	$(561,597)	$2,030	$149,058	3,078	$65,426	8,637	$215,936	1,312	$32,820	$15,197

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
Purchase of common stock	—	—	(312)	(2)	(750)	—	—	—	(752)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(68)	—	—	—	(68)	—	—	—	—	—	—	(27)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	61	1,523	2	79	—
Issuance of restricted shares/units	—	—	1	—	4	—	—	—	4	—	—	—	—	—	—	498
Dividends declared – common stock - ($0.10/share)	—		—	—	—	(6,802)	—	—	(6,802)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.68/share)	—	—	—	—	—	(2,116)	—	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.04/share)	—	—	—	—	—	(1,650)	—	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.94/share)	—	—	—	—	—	(12,970)	—	—	(12,970)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.05/share)	—	—	—	—	—	(1,525)	—	—	(1,525)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,125)	(2,125)	—	—	—	—	—	—	(615)
Redemption/conversion of operating partnership units	—	—	1,922	19	9,280	—	—	—	9,299	—	—	—	—	—	—	(9,299)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)
Net income (loss)	—	—	—	—	—	5,531	—	51	5,582	—	—	—	—	—	—	(1,751)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,581)	(39,275)	(59)	(1,471)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	549	—	549			—	—	—	—	50
Redemption value adjustment – preferred stock	—	—	—	—	—	(5,835)	—	—	(5,835)	—	—	—	5,835	—	—	—
Redemption value adjustment	—	—	—	—	—	734	—	—	734	—	—	—	—	—	—	(734)
Balance at June 30, 2025	1,600	$16	68,219	$682	$727,002	$(502,437)	$(135)	$(3,321)	$221,807	3,078	$65,426	13,391	$320,585	1,420	$35,524	$17,994
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,976	$3,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,012	46,755
Recognition of deferred income	(356)	(336)
Equity-based compensation	—	(95)
Bad debt expense	180	8
Amortization of loan costs and discounts	5,134	5,143
Write-off of loan costs and exit fees	1,489	1,467
Amortization of intangibles	189	214
Amortization of non-refundable membership initiation fees	(1,509)	(1,275)
Interest expense accretion on refundable membership club deposits	255	286
Realized (gain) loss on sale of securities	—	1,250
(Gain) loss on disposition of assets and hotel property	(17,398)	—
Realized and unrealized (gain) loss on derivatives	(283)	183
Non-cash interest income	(301)	(307)
Equity in (earnings) loss of unconsolidated entity	31	—
Deferred income tax expense (benefit)	1,283	(47)
Changes in operating assets and liabilities, exclusive of disposition of assets and hotel property:
Accounts receivable and inventories	(1,115)	(4,168)
Prepaid expenses and other assets	1,075	(1,258)
Accounts payable and accrued expenses	(9,580)	(13,907)
Operating lease right-of-use assets	103	114
Due to/from related parties, net	79	(419)
Due to/from third-party hotel managers	(3,093)	(916)
Due to/from Ashford Inc.	(4,030)	(2,342)
Operating lease liabilities	1	16
Other liabilities	1,727	3,998
Net cash provided by (used in) operating activities	42,869	38,195

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	716	3,112
Proceeds from sale of investment in securities	—	23,750
Acquisition of land	—	(5,509)
Net proceeds from sale of hotel property	169,221	—
Proceeds from sale of investment in unconsolidated entity	58	—
Improvements and additions to hotel properties	(17,819)	(33,012)
Net cash provided by (used in) investing activities	152,176	(11,659)

		(Continued)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	363,000
Repayments of indebtedness	(156,751)	(365,180)
Payments of loan costs and exit fees	(1,574)	(8,855)
Payments for derivatives	(45)	(508)
Proceeds from derivatives	25	424
Purchase of common stock	—	(51)
Payments for dividends and distributions	(18,386)	(24,202)
Contributions from noncontrolling interest in consolidated entities	—	306
Redemption of operating partnership units	—	(92)
True-up for acquisition of noncontrolling interest in consolidated entities	48	—
Redemption of preferred stock	(33,291)	(40,746)
Net cash provided by (used in) financing activities	(209,974)	(75,904)
Net change in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(14,929)	(49,368)
Cash, cash equivalents and restricted cash at beginning of period	166,833	185,057
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$151,904	$135,689

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$37,340	$45,361
Income taxes paid (refunded)	317	463

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$3,807	$8,627
Common stock purchases accrued but not paid	—	750
Assumption of debt in acquisition of land	—	5,360
Capital expenditures accrued but not paid	4,516	8,300
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	2,125
Non-cash preferred stock dividends	1,260	1,602
Unsettled proceeds from derivatives	2	57
Non-cash common stock/unit dividends	—	502
Non-cash redemption of common units	1,391	9,284
Non-cash consideration for acquisition of land	—	1,814

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$124,354	$135,465
Restricted cash at beginning of period	42,479	49,592
Cash, cash equivalents and restricted cash at beginning of period	$166,833	$185,057

Cash and cash equivalents at end of period	$93,865	$80,226
Restricted cash at end of period	52,604	55,463
Cash, cash equivalents and restricted cash at end of period	$146,469	$135,689
Cash and cash equivalents at end of period included in assets held for sale	4,306	—
Restricted cash at end of period included in assets held for sale	1,129	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$151,904	$135,689
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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages five of our 12 hotel properties as of June 30, 2026. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2026, own 12 hotel properties in five states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). These hotel properties represent 2,831 total rooms. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of June 30, 2026, 11 of our 12 hotel properties were leased by wholly-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar’s TRSs is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Four Seasons Hotels Limited (“Four Seasons”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
•On August 7, 2025, we sold the Marriott Seattle Waterfront. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
•On November 6, 2025, we sold The Clancy. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
•On May 26, 2026, we sold the Park Hyatt Beaver Creek Resort & Spa. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$15,046	$4,513	$3,119	$22,678
Puerto Rico	1	12,260	6,076	2,655	20,991
Arizona	1	9,414	6,488	2,665	18,567
Florida	2	17,529	11,022	8,042	36,593
Illinois	1	9,415	2,316	559	12,290
Pennsylvania	1	9,641	2,176	857	12,674
Washington, D.C.	1	13,161	4,920	1,147	19,228
USVI	1	14,965	6,772	3,540	25,277
Sold hotel property	1	752	1,039	937	2,728
Total	13	$102,183	$45,322	$23,521	$171,026

	Three Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$13,877	$6,620	$3,088	$23,585
Puerto Rico	1	11,695	4,616	2,803	19,114
Arizona	1	9,758	7,270	2,252	19,280
Florida	2	15,173	9,725	7,126	32,024
Illinois	1	8,511	2,522	587	11,620
Pennsylvania	1	8,565	1,690	701	10,956
Washington, D.C.	1	12,818	4,472	1,155	18,445
USVI	1	10,167	4,754	2,565	17,486
Sold hotel properties	3	19,260	3,902	3,405	26,567
Total	15	$109,824	$45,571	$23,682	$179,077

	Six Months Ended June 30, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$32,353	$11,035	$6,543	$49,931
Puerto Rico	1	30,957	12,102	5,628	48,687
Arizona	1	25,681	14,839	5,825	46,345
Florida	2	40,245	23,260	16,808	80,313
Illinois	1	12,639	3,149	955	16,743
Pennsylvania	1	15,398	3,631	1,611	20,640
Washington, D.C.	1	22,523	10,323	2,257	35,103
USVI	1	37,387	12,937	7,420	57,744
Sold hotel property	1	13,801	6,388	4,314	24,503
Total	13	$230,984	$97,664	$51,361	$380,009

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	4	$30,995	$13,130	$6,519	$50,644
Puerto Rico	1	32,062	10,245	6,183	48,490
Arizona	1	24,046	16,068	5,052	45,166
Florida	2	35,584	20,785	15,465	71,834
Illinois	1	11,646	3,228	1,064	15,938
Pennsylvania	1	14,035	3,369	1,234	18,638
Washington, D.C.	1	23,623	9,750	2,379	35,752
USVI	1	26,515	9,810	5,537	41,862
Sold hotel properties	3	47,410	10,974	8,189	66,573
Total	15	$245,916	$97,359	$51,622	$394,897
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$364,597	$576,362
Buildings and improvements	879,706	1,116,816
Furniture, fixtures and equipment	137,997	179,984
Construction in progress	7,802	16,420
Residences	12,746	12,746
Total cost	1,402,848	1,902,328
Accumulated depreciation	(304,522)	(344,061)
Investments in hotel properties, net	$1,098,326	$1,558,267
5. Hotel Dispositions, Impairments and Held for Sale
On August 7, 2025, the Company sold the Marriott Seattle Waterfront for $145 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.1 million for the year ended December 31, 2025.
On November 6, 2025, the Company sold The Clancy for $115 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.7 million for the year ended December 31, 2025.
On May 26, 2026, the Company sold the Park Hyatt Beaver Creek Resort & Spa for $176 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid the $70.5 million mortgage loan that was secured by the hotel property. The sale resulted in a gain of approximately $17.4 million for the three and six months ended June 30, 2026.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The following table includes the condensed consolidated financial information from the disposed hotel properties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total hotel revenue	$2,728	$26,567	$24,503	$66,573
Total hotel operating expenses	(3,130)	(19,169)	(15,385)	(42,824)
Property taxes, insurance and other	(393)	(1,991)	(976)	(4,088)
Depreciation and amortization	(1,243)	(4,849)	(3,433)	(9,743)
Gain (loss) on disposition of assets and hotel property	17,398	—	17,398	—
Operating income (loss)	15,360	558	22,107	9,918
Interest income	—	101	—	192
Interest expense and amortization of loan costs	(702)	(4,057)	(1,856)	(8,256)
Write-off of loan costs and exit fees	—	—	—	(263)
Income (loss) before income taxes	14,658	(3,398)	20,251	1,591
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(919)	289	(1,289)	(176)
Income (loss) before income taxes attributable to the Company	$13,739	$(3,109)	$18,962	$1,415

Impairment Charges
During the three and six months ended June 30, 2026 and 2025, no impairment charges were recorded.
Assets Held For Sale
On June 4, 2026, the Company entered into a purchase and sale agreement for The Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville. As of June 30, 2026, these hotels were classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of these hotels did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements. The sale of the three hotel properties closed on July 14, 2026. See note 17.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2026 were as follows:

June 30, 2026
Assets
Investments in hotel properties, gross	$318,560
Accumulated depreciation	(41,808)
Investments in hotel properties, net	276,752
Cash and cash equivalents	4,306
Restricted cash	1,129
Accounts receivable, net	2,974
Inventories	1,120
Prepaid expenses	904
Operating lease right-of-use assets	30,121
Other assets	2,536
Intangible assets, net	2,557
Due from third-party hotel managers	5,487
Assets held for sale	$327,886

Liabilities
Indebtedness, net	$205,830
Accounts payable and accrued expenses	24,064
Due to Ashford Inc., net	282
Due to related party, net	137
Operating lease liabilities	19,676
Other liabilities	18,189
Liabilities associated with assets held for sale	$268,178

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (10)	Interest Rate	June 30, 2026	December 31, 2025
Convertible Senior Notes (2)	Equity	June 2026	June 2026	4.50%	$—	$86,250
Mortgage loan (3)	Pier House Resort & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	407,000
	The Ritz-Carlton St. Thomas
	Bardessono Hotel & Spa
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (4)	The Ritz-Carlton Lake Tahoe	October 2026	January 2027	SOFR (1) + 3.25%	43,413	43,413
Mortgage loan (5)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
Mortgage loan (6)	Park Hyatt Beaver Creek Resort & Spa	February 2027	February 2027	SOFR (1) + 2.86%	—	70,500
Term Loan (7)	Land	March 2027	March 2027	WSJ Prime Rate (1)	5,359	5,360
Mortgage loan (8)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.83%	209,902	209,902
	Sofitel Chicago Magnificent Mile
	The Ritz-Carlton Reserve Dorado Beach
Mortgage loan (9)	Four Seasons Resort Scottsdale	August 2028	August 2030	SOFR (1) + 3.00%	180,000	180,000
					956,274	1,113,025
Deferred loan costs, net					(4,526)	(9,291)
Premiums/(discounts), net					—	(284)
Indebtedness, net					$951,748	$1,103,450
Indebtedness, net related to assets held for sale (3)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	205,830	—
	Hotel Yountville
	The Ritz-Carlton Sarasota
					$745,918	$1,103,450
__________________
(1)SOFR rates were 3.65% and 3.69% at June 30, 2026 and December 31, 2025, respectively. WSJ Prime Rate was 6.75% at June 30, 2026 and December 31, 2025.
(2)On June 1, 2026, we repaid the Convertible Senior Notes.
(3)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. On July 14, 2026, this mortgage loan was paid down $232.8 million in conjunction with the sales of Bardessono Hotel & Spa, Hotel Yountville, and The Ritz-Carlton Sarasota. As of June 30, 2026, these three properties are held for sale.
(4)On June 25, 2026, we extended this mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date from July 2026 to October 2026, and added one three-month extension option, subject to satisfaction of certain conditions.
(5)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(6)On June 1, 2026, we repaid this mortgage loan in conjunction with sale of the Park Hyatt Beaver Creek Resort & Spa.
(7)This term loan bears interest at WSJ Prime Rate and has a floor of 4.99%.
(8)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(9)This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions.
(10)The final maturity date assumes all available extension options will be exercised.
Convertible Senior Notes
For the three and six months ended June 30, 2026, the Company recorded coupon interest expense of $647,000 and $1.6 million, respectively. For the three and six months ended June 30, 2025, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively.
For the three and six months ended June 30, 2026, the Company recorded discount amortization of $114,000 and $284,000, respectively, related to the initial purchase discount. For the three and six months ended June 30, 2025, the Company recorded discount amortization of $163,000 and $324,000, respectively, related to the initial purchase discount, with the remaining discount balance amortized through June 2026. The convertible senior notes were repaid in full on June 1, 2026.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2026, we were in compliance with all covenants.

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
As of June 30, 2026, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	June 30, 2026	December 31, 2025
Note receivable	SOFR + 3.00%	$9,197	$8,896
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2026	2025	2026	2025
Interest income	$152	$155	$301	$307
We review receivables for expected credit losses each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record an allowance for expected credit losses (or reversals) in each reporting period. Our assessment of expected credit losses is based on considerable management judgment and assumptions. No allowance for credit losses or related expenses were recorded for the three and six months ended June 30, 2026 and 2025.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2026, the SOFR interest rate forward curve (Level 2 inputs) assumed an uptrend from 3.65% to 3.99% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$373	$—	$373	(1)
Total	$—	$373	$—	$373

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$56	$—	$56	(1)
Total	$—	$56	$—	$56
__________________
(1)Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Assets
Derivative assets:
Interest rate derivatives - caps	$35		$15		$283		$(183)
Total derivative assets	$35		$15		$283		$(183)

Non-derivative assets:
Investment in securities	$—		$(1,250)		$—		$(1,250)
Total	$35		$(1,235)		$283		$(1,433)

Total combined
Interest rate derivatives - caps	$33		$(165)		$273		$(551)
Unrealized gain (loss) on derivatives	$33	(1)	$(165)	(1)	$273	(1)	$(551)	(1)
Realized gain (loss) on interest rate caps	2	(1) (2)	180	(1) (2)	10	(1) (2)	368	(1) (2)
Realized gain (loss) on investment in securities	—		(1,250)	(3)	—		(1,250)	(3)
Net	$35		$(1,235)		$283		$(1,433)
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$373	$373	$56	$56
Financial assets not measured at fair value (1):
Cash and cash equivalents	$98,171	$98,171	$124,354	$124,354
Restricted cash	53,733	53,733	42,479	42,479
Accounts receivable, net	30,645	30,645	32,843	32,843
Note receivable	9,197	9,197	8,896	8,896
Due from third-party hotel managers	19,371	19,371	17,088	17,088
Financial liabilities not measured at fair value (1):
Indebtedness	$956,274	$956,274	$1,112,741	$1,113,025
Accounts payable and accrued expenses	122,286	122,286	142,123	142,123
Redeemable preferred stock redemptions payable	54,760	54,760	30,864	30,864
Dividends and distributions payable	3,807	3,807	7,672	7,672
Due to Ashford Inc., net	962	962	5,148	5,148
Due to related parties, net	336	336	257	257
Due to third-party hotel managers	657	657	1,467	1,467

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2026.
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
Indebtedness. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 100.0% of the carrying value of $956.3 million as of June 30, 2026, and approximately 100.0% of the carrying value of $1.1 billion as of December 31, 2025. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$7,038	$(5,467)	$24,742	$5,531
Less: dividends on preferred stock	(7,741)	(8,992)	(15,781)	(18,261)
Less: deemed dividends on preferred stock	(8)	(1,559)	(4,771)	(5,835)
Less: dividends on common stock	—	(3,411)	—	(6,764)
Less: dividends on unvested performance stock units	—	(19)	—	(38)
Undistributed net income (loss) allocated to common stockholders	(711)	(19,448)	4,190	(25,367)
Add back: dividends on common stock	—	3,411	—	6,764
Distributed and undistributed net income (loss) - basic and diluted	$(711)	$(16,037)	$4,190	$(18,603)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	68,679	67,279	68,556	67,013

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.01)	$(0.24)	$0.06	$(0.28)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	—	19	$—	$38
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(48)	(1,489)	299	(1,751)
Dividends on preferred stock - Series B	1,058	1,058	2,116	2,116
Interest expense on Convertible Senior Notes	800	1,133	1,940	2,264
Dividends on preferred stock - Series E (inclusive of deemed dividends)	5,137	7,913	15,322	18,805
Dividends on preferred stock - Series M (inclusive of deemed dividends)	729	755	1,464	1,525
Total	$7,676	$9,389	$21,141	$22,997
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	—	37	—	40
Effect of assumed conversion of operating partnership units	4,592	6,255	4,716	6,521
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	11,725	16,586	14,454	16,427
Effect of assumed conversion of preferred stock - Series E	141,204	130,997	132,254	133,333
Effect of assumed conversion of preferred stock - Series M	17,503	13,858	16,088	13,909
Total	179,140	171,849	171,628	174,346

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
As of June 30, 2026, there were approximately 77,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2026	December 31, 2025
Redeemable noncontrolling interests in Braemar OP (in thousands)	$15,197	$19,005
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$2,444	$5,830
Ownership percentage of operating partnership	6.27%	6.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$48	$1,489	$(299)	$1,751
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$—	$271	$—	$615
The following table presents the common units redeemed/exchanged for common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Units redeemed/exchanged	—	1,465	460	1,922
Fair value of common units redeemed (1)	$—	$3,516	$1,391	$4,897
____________________________________
(1)    The redemption value is the greater of accumulated historical cost or fair value. The accumulated historical cost of the converted units for the six months ended June 30, 2026 was $722,000. The accumulated historical cost of the converted units for the three and six months ended June 30, 2025 was $7.0 million and $9.3 million, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Units redeemed	—	—	—	35
Fair value of common units redeemed	$—	$—	$—	$92
12. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock dividends declared	$—	$3,430	$—	$6,802
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of June 30, 2026, the Company has not repurchased any common stock pursuant to this program.
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series D Cumulative Preferred Stock	$825	$825	$1,650	$1,650
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series B Convertible Preferred Stock	$1,058	$1,058	$2,116	$2,116
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
As of June 30, 2026, the Company determined that a portion of the outstanding Series E Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of June 30, 2026, the Company has received $53.4 million in investor-initiated Series E Preferred Stock redemption requests, representing approximately 2,137,681 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet. As of December 31, 2025, the Company had received $30.2 million in investor-initiated Series E Preferred Stock redemption requests, representing approximately 1,208,850 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series E Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	June 30, 2026	December 31, 2025
Series E Preferred Stock	$215,936	$265,695
Cumulative adjustments to Series E Preferred Stock (1)	$41,982	$37,210
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series E Preferred Stock	$5,129	$6,354	$10,551	$12,970

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series E Preferred Stock shares redeemed	635	548	1,299	1,581
Redemption amount, net of redemption fees	$15,884	$13,574	$32,485	$39,275
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
As of June 30, 2026, the Company determined that a portion of the outstanding Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of June 30, 2026, the Company has received $1.3 million in investor-initiated Series M Preferred Stock redemption requests, representing approximately 52,725 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet. As of December 31, 2025, the Company had received $642,000 in investor-initiated Series M Preferred Stock redemption requests, representing approximately 25,689 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series M Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	June 30, 2026	December 31, 2025
Series M Preferred Stock	$32,820	$34,217
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series M Preferred Stock	$729	$755	$1,464	$1,525
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series M Preferred Stock shares redeemed	16	40	32	59
Redemption amount, net of redemption fees	$402	$1,005	$806	$1,471

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advisory services fee
Base advisory fee	$3,789	$3,477	$7,557	$7,053
Reimbursable expenses (1)	3,491	3,577	7,127	6,578
Equity-based compensation (2)	—	(51)	—	(99)
Incentive fee	—	188	—	270
Total	$7,280	$7,191	$14,684	$13,802
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
For both the three and six months ended June 30, 2026, we incurred no fees from Lismore or its subsidiaries. For the three and six months ended June 30, 2025, we incurred fees from Lismore or its subsidiaries of $0 and $1.7 million, respectively.
Ashford Securities
The Company, Ashford Trust, and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of June 30, 2026, Braemar has funded approximately $13.7 million.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2026	2025	2026	2025
Corporate general and administrative	$(2)	$—	$435	$—
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
Hotel Management Services
As of June 30, 2026, Remington Hospitality managed five of our 12 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Investment in OpenKey
The Company previously held an investment in OpenKey, Inc. (“OpenKey”), a subsidiary of Ashford Inc., with a carrying value of $0 as of December 31, 2025. During the fourth quarter of 2025, Ashford Inc., Ashford Trust and Braemar entered into a purchase and sale agreement to sell OpenKey. The transaction closed in January 2026.
The Company also previously had a loan funding agreement with Ashford Inc. and OpenKey. During the fourth quarter of 2025, we determined that the full amount of the note receivable was not collectible and the note receivable was impaired. As of June 30, 2026 and December 31, 2025, the carrying amount of the note receivable was $0 and $89,000, respectively included in “investment in unconsolidated entity” on our condensed consolidated balance sheets. During the six months ended June 30, 2026, the Company received proceeds of approximately $58,000 related to the note receivable with OpenKey and wrote off the remaining $31,000 balance.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2026, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have two hotel properties that operate under franchise agreements. The Cameo Beverly Hills franchise agreement has a 25-year term that expires on December 31, 2050. Under the terms of the agreement, we paid monthly franchise fees of 3% of gross rooms revenue through April 30, 2026. We will pay monthly franchise fees of 4% of gross rooms revenue from May 1, 2026 through December 31, 2026 and 5% of gross rooms revenue for the remainder of the term. We also paid monthly program fees of 2% of gross rooms revenue through April 30, 2026. We will pay monthly program fees of 3% of gross rooms revenue from May 1, 2026 through August 3, 2026 and 4% of gross rooms revenue for the remainder of the term.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the franchise agreement for the Sofitel Chicago Magnificent Mile, we pay franchisor royalty fees of 4.4% of gross rooms revenue. Additionally, we pay a marketing fee of 1.5% of gross rooms revenue. This franchise agreement expires in 2041, with extension options.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2026	2025	2026	2025
Other hotel expenses	$527	$453	$712	$523
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2026, we pay a monthly hotel management fee equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, approximately 2.6% to 4.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. Settlement distributions were scheduled to begin on July 22, 2026, and the Court has set a compliance hearing for November 18, 2026. As of June 30, 2026, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of June 30, 2026. The Court granted a motion for preliminary approval of the settlement on October 27, 2025. A hearing on the motion for final approval occurred on April 20, 2026, and the Court entered a final judgment.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million. Braemar’s portion of the settlement is approximately $679,000. As of June 30, 2026, the settlement liability was paid in full.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel, preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. This matter has been resolved for approximately $350,000, which has been accrued as of June 30, 2026, with no admission with respect to the factual allegations or alleged violations.
On June 12, 2026, the Company announced its intention to terminate the Advisory Agreement with Ashford Inc. and transition to a self-managed REIT. In connection with the pending asset sale transactions and the planned termination of the Advisory Agreement, certain shareholders have publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement, and have indicated an intention to pursue legal remedies. There can be no assurance that litigation will not be commenced or, if commenced, that it will be resolved quickly or in the Company’s favor. If a court were to issue a temporary restraining order, preliminary injunction, or other form of equitable relief, the closing of one or more pending hotel sale transactions could be prevented or delayed, which could in turn prevent or delay the termination of the Advisory Agreement.
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
16. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of June 30, 2026 and 2025, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Rooms	$102,183	$109,824	$230,984	$245,916
Food and beverage	45,322	45,571	97,664	97,359
Other hotel revenue	23,521	23,682	51,361	51,622
Total hotel revenue	$171,026	$179,077	$380,009	$394,897
EXPENSES
Hotel expenses:
Rooms	$24,218	$27,285	$49,096	$55,504
Food and beverage	34,897	35,767	73,807	75,977
Direct expenses	7,987	8,208	17,997	17,667
Indirect expenses:
Property, general and administration	14,051	15,466	28,586	30,864
Sales and marketing	11,202	12,557	23,628	25,730
Information and telecommunications systems	1,829	1,884	3,836	3,959
Repairs and maintenance	7,166	8,053	14,033	15,825
Energy	5,673	5,892	12,102	11,751
Lease expense	574	568	1,117	1,122
Ownership expenses	400	1,172	1,476	2,154
Incentive management fee	2,629	1,221	7,771	5,450
Management fees	5,031	5,424	11,105	12,161
Property taxes	4,214	4,002	5,389	9,953
Other taxes	100	299	179	767
Insurance	3,102	3,486	6,471	7,479
Total expenses	123,073	131,284	256,593	276,363
Hotel adjusted EBITDA	$47,953	$47,793	$123,416	$118,534

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hotel adjusted EBITDA	$47,953	$47,793	$123,416	$118,534
Ownership expenses included in other hotel expenses	(1,413)	(1,424)	(2,256)	(2,299)
Ownership expenses included in property taxes, insurance and other	(91)	(105)	(120)	(158)
Management fees	(107)	(117)	(227)	(290)
Depreciation and amortization	(21,433)	(23,360)	(44,012)	(46,755)
Advisory services fee	(7,280)	(7,191)	(14,684)	(13,802)
Corporate general and administrative	(4,413)	2,298	(9,280)	(596)
Gain (loss) on disposition of assets and hotel property	17,395	—	17,398	—
Equity in earnings (loss) of unconsolidated entities	—	—	(31)	—
Interest income	774	1,519	1,584	3,407
Other income (expense)	—	(1,250)	—	(1,250)
Interest expense and amortization of discounts and loan costs	(20,513)	(25,361)	(41,708)	(50,188)
Write-off of loan costs and exit fees	(1,484)	(3)	(1,489)	(1,467)
Realized and unrealized gain (loss) on derivatives	35	15	283	(183)
Income tax (expense) benefit	(2,481)	345	(3,898)	(1,122)
Net income (loss)	$6,942	$(6,841)	$24,976	$3,831

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Subsequent Event
On July 13, 2026, the Company entered into a definitive agreement to sell the Pier House Resort & Spa for a purchase price of $190 million in cash, subject to customary pro-rations and adjustments. The agreement included a nonrefundable deposit of $6.0 million.
On July 14, 2026, the Company completed the sale of the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $232.8 million on the mortgage loan that was partially secured by the hotel properties. Upon closing, the Company Sale Fee was triggered under the Advisory Agreement with Ashford Inc., and as a result, the Company incurred a related liability of $480.0 million during the third quarter of 2026. The Company subsequently paid $173.0 million to Ashford Inc. to pay down a portion of the Company Sale Fee.
In July 2026, the Company exercised its put option to require the noncontrolling interest holder to repurchase the Company’s interest in CR JV, a joint venture that owns a parcel of land and is consolidated by the Company. As a result, in August 2026, the noncontrolling interest holder repurchased CR JV for $6.3 million and, in conjunction with the repurchase, the Company derecognized the land and the related mortgage loan secured by the land.

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2026, we owned interests in 12 hotel properties in five states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 2,831 total rooms. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of June 30, 2026, Remington Hospitality, a subsidiary of Ashford Inc., managed five of our 12 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman of our board of directors and chairman and chief executive officer of Ashford Inc. and his father, Mr. Archie Bennett, Jr. (together, the “Bennetts”), as of June 30, 2026, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,123 shares of Ashford Inc. common stock, which represented an approximate 52.5% ownership interest in Ashford Inc., and owned 18,777,914 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,745,833 shares of Ashford Inc. common stock, which if converted as of June 30, 2026, would have increased the Bennetts’ ownership interest in Ashford Inc. to 88.4%. The 18,777,914 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of June 30, 2026, those rights represented approximately 534,000 common shares.
As of June 30, 2026, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 2,472,808 shares of our common stock (including common units, LTIP and performance LTIP units), which represented an approximate 3.4% ownership in the Company.

Recent Developments
On May 26, 2026, the Company sold the Park Hyatt Beaver Creek Resort & Spa for $176 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid the $70.5 million mortgage loan that was secured by the hotel property.
On June 12, 2026, the Company announced a series of actions designed to simplify its corporate structure, reduce costs, enhance governance and position the Company for long-term profitability and value creation. Following the conclusion of a lengthy strategic review process, and upon the recommendation of a Special Committee comprised solely of independent directors (the “Special Committee”), the BHR Board of Directors (the “Board”) has approved a management spin-out, which will enable Braemar to become a self-managed real estate investment trust (REIT). These actions include the initiation of steps to terminate the Fifth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with Ashford Inc. and its affiliates (“Ashford”), hire employees directly, and reconstitute the Company’s Board.
Benefits for Shareholders
•A focused business generating significant revenue: On a go-forward basis, the Company intends to maintain a portfolio of approximately six to eight luxury properties across the U.S. and the Caribbean, which had a gross asset value of over $1 billion and generated total annual revenue of $300 to $350 million as of the trailing twelve months ending March 31, 2026.
•Long-term cost savings: The Company intends to directly hire employees and relocate to new office space, headquartered in Dallas. By directly employing its own management team, Braemar expects to reduce G&A costs by more than $25 million per year. Based on prevailing industry EBITDA multiples, ranging from 11-13x, these savings imply significant potential equity value accretion.
•Board and management fully aligned with shareholders’ best interests: The in-house management structure and a new Board are designed to improve shareholder alignment. The Company has retained Ferguson Partners, an independent executive search firm, to identify five new independent Board members. The new Board members will be appointed to the Board, with the existing directors simultaneously stepping down, at the termination of the Advisory Agreement and will also be nominated for election at the Company’s next annual meeting.
•No disruption to management team: Certain members of the management team currently employed by Ashford will become employees of Braemar, who will work exclusively for the Company and have no ongoing relationship with Ashford or its affiliates.
The Special Committee and the entire Board has worked tirelessly to exhaust all available options to maximize shareholder value. While initially a sale of the Company was explored, the Special Committee ultimately concluded that there was a superior value creation available by terminating the Advisory Agreement, spinning out management, and remaining publicly listed. While the directors have agreed to formally resign their positions, they remain devoted to the future success of the Company.
Transition to Self-Managed REIT
As part of the transition, Braemar will terminate the Advisory Agreement and all other material legacy contractual arrangements with Ashford and its affiliates. Following the termination, management, including Mr. Richard Stockton, will be employed directly by Braemar. This new structure is expected to reduce Braemar’s general and administrative costs by more than $25 million annually. Furthermore, by canceling the Ashford Master Agreements, the Company will be free to utilize any third-party company to provide property management, project management or other services at the Company’s hotels.
The new self-management structure was recommended by the Special Committee and approved by the independent members of the full Board.
Board Refreshment and Corporate Governance Enhancements
Five new independent directors will be identified and added to the Board. Concurrent with these appointments, all existing directors (including the Chairman, Mr. Monty Bennett), except for Mr. Richard Stockton, have agreed to step down from the Board to make way for the new directors. The reconstituted Board will have an independent Chairman.
The Company has retained Ferguson Partners to assist in the search for new directors, with a focus on ensuring that they collectively possess the right mix of skills and experience to oversee the Company and shape its future strategy. No individuals will be appointed who have existing or prior relationships with Ashford, its Chairman and Chief Executive Officer, Monty J. Bennett, or Archie Bennett Jr.
Governance Reforms
The Company is also taking steps to implement best-practice corporate governance reforms to better align the Company with the best interests of all shareholders, including a thorough review and revision of the Company’s Bylaws, Corporate Governance Guidelines, Code of Ethics and Board Committee Charters.
Additionally, Braemar will terminate its contractual relationships with Premier Project Management LLC and Remington Lodging & Hospitality, LLC, both of which are subsidiaries of Ashford Inc. Certain immaterial, short-term contracts will be retained with Inspire, Pure and RED Hospitality to avoid disrupting existing hotel operations.
The Company Sale Fee will be triggered under the Advisory Agreement with Ashford upon the closing of previously announced asset sales. Net sale proceeds from future asset sales, after working capital needs and other reserves, will be transferred to Ashford to pay down a portion or all of the Company Sale Fee.
The Company does not intend to sell all or substantially all of its assets, only the approximate number necessary to satisfy the Company’s obligation to pay the Company Sale Fee and Master Agreement Termination Fee.
On June 25, 2026 the Company extended its $43.4 million mortgage loan secured by The Ritz-Carlton Lake Tahoe. The loan had an initial maturity date of July 15, 2026 and now has a maturity date of October 15, 2026. An additional three-month maturity extension is also available at the Company’s discretion on the same terms.
On July 13, 2026, the Company entered into a definitive agreement to sell the Pier House Resort & Spa for a purchase price of $190 million in cash, subject to customary pro-rations and adjustments. The agreement included a nonrefundable deposit of $6.0 million.
On July 14, 2026, the Company completed the sale of the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $232.8 million on the mortgage loan that was partially secured by the hotel properties. Upon closing, the Company Sale Fee was triggered under the Advisory Agreement with Ashford Inc., and as a result, the Company incurred a related liability of $480.0 million during the third quarter of 2026. The Company subsequently paid $173.0 million to Ashford Inc. to pay down a portion of the Company Sale Fee.
In July 2026, the Company exercised its put option to require the noncontrolling interest holder to repurchase the Company’s interest in CR JV, a joint venture that owns a parcel of land and is consolidated by the Company. As a result, in August 2026, the noncontrolling interest holder repurchased CR JV for $6.3 million and, in conjunction with the repurchase, the Company derecognized the land and the related mortgage loan secured by the land.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended June 30, 2026 and 2025 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenue
Rooms	$102,183	$109,824	$(7,641)	(7.0)%
Food and beverage	45,322	45,571	(249)	(0.5)
Other	23,521	23,682	(161)	(0.7)
Total hotel revenue	171,026	179,077	(8,051)	(4.5)
Expenses
Hotel operating expenses:
Rooms	24,218	27,285	3,067	11.2
Food and beverage	34,897	35,767	870	2.4
Other expenses	52,924	56,445	3,521	6.2
Management fees	5,138	5,541	403	7.3
Total hotel operating expenses	117,177	125,038	7,861	6.3
Property taxes, insurance and other	7,507	7,892	385	4.9
Depreciation and amortization	21,433	23,360	1,927	8.2
Advisory services fee	7,280	7,191	(89)	(1.2)
Corporate general and administrative	4,413	(2,298)	(6,711)	(292.0)
Total expenses	157,810	161,183	3,373	2.1
Gain (loss) on disposition of assets and hotel property	17,395	—	17,395
Operating income (loss)	30,611	17,894	12,717	71.1
Interest income	774	1,519	(745)	(49.0)
Other income (expense)	—	(1,250)	1,250	100.0
Interest expense and amortization of discounts and loan costs	(20,513)	(25,361)	4,848	19.1
Write-off of loan costs and exit fees	(1,484)	(3)	(1,481)	(49,366.7)
Realized and unrealized gain (loss) on derivatives	35	15	20	133.3
Income (loss) before income taxes	9,423	(7,186)	16,609	231.1
Income tax (expense) benefit	(2,481)	345	(2,826)	(819.1)
Net income (loss)	6,942	(6,841)	13,783	201.5
(Income) loss attributable to noncontrolling interest in consolidated entities	48	(115)	(163)	(141.7)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	48	1,489	(1,441)	(96.8)
Net income (loss) attributable to the Company	$7,038	$(5,467)	$12,505	228.7%

All hotel properties owned for the three months ended June 30, 2026 and 2025 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Marriott Seattle Waterfront	Seattle, Washington	Disposition	August 7, 2025
The Clancy	San Francisco, California	Disposition	November 6, 2025
Park Hyatt Beaver Creek Resort & Spa	Avon, Colorado	Disposition	May 26, 2026
The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Occupancy	70.84%	71.85%
ADR (average daily rate)	$533.37	$438.58
RevPAR (revenue per available room)	$377.83	$315.11
Rooms revenue (in thousands)	$102,183	$109,824
Total hotel revenue (in thousands)	$171,026	$179,077
The following table illustrates the key performance indicators of the 12 hotel properties that were owned for the full three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Occupancy	72.61%	73.10%
ADR (average daily rate)	$537.64	$476.32
RevPAR (revenue per available room)	$390.37	$348.22
Rooms revenue (in thousands)	$101,431	$90,564
Total hotel revenue (in thousands)	$168,298	$152,509
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $12.5 million, from a net loss of $5.5 million for the three months ended June 30, 2025 (the “2025 quarter”) to net income of $7.0 million for the three months ended June 30, 2026 (the “2026 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $7.6 million, or 7.0%, to $102.2 million during the 2026 quarter compared to the 2025 quarter primarily due to the sales of Marriott Seattle Waterfront in August 2025, The Clancy in November 2025 and the Park Hyatt Beaver Creek Resort & Spa in May 2026. During the 2026 quarter, our 12 comparable hotel properties experienced a 49 basis point decrease in occupancy and a 12.9% increase in room rates.

Fluctuations in rooms revenue between the 2026 quarter and the 2025 quarter are a result of the changes in occupancy and ADR between the 2026 quarter and the 2025 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$342	(19)	2.9%
The Notary Hotel	1,076	(205)	15.7%
Sofitel Chicago Magnificent Mile	903	82	9.5%
Pier House Resort & Spa	629	836	(0.4)%
The Ritz-Carlton St. Thomas	2,092	469	12.3%
Hotel Yountville	522	188	14.4%
The Ritz-Carlton Sarasota	1,728	708	7.4%
Bardessono Hotel and Spa	211	(505)	12.9%
The Ritz-Carlton Lake Tahoe	(499)	(1,388)	21.7%
Cameo Beverly Hills	936	(365)	45.4%
The Ritz-Carlton Reserve Dorado Beach	3,271	903	11.6%
Four Seasons Resort Scottsdale	(344)	(1,111)	17.3%
Total	$10,867	(49)	12.9%
Noncomparable
Park Hyatt Beaver Creek Resort & Spa	(718)	36	(16.5)%
Marriott Seattle Waterfront	(8,911)	n/a	n/a
The Clancy	(8,879)	n/a	n/a
Food and Beverage Revenue. Food and beverage revenue decreased $249,000, or 0.5%, to $45.3 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to an aggregate decrease of $3.2 million at Sofitel Chicago Magnificent Mile, Hotel Yountville, The Ritz-Carlton Lake Tahoe, Bardessono Hotel and Spa and Four Seasons Resort Scottsdale and a decrease of $2.9 million due to the sales of Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa. These decreases were partially offset by an aggregate increase of $5.8 million at seven comparable hotel properties.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, decreased $161,000, or 0.7%, to $23.5 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to a decrease of $2.5 million due to the sales of Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa and an aggregate decrease of $217,000 at Capital Hilton, Sofitel Chicago Magnificent Mile, The Ritz-Carlton Lake Tahoe and Cameo Beverly Hills, partially offset by an aggregate increase of $2.5 million at eight comparable hotel properties.
Rooms Expense. Rooms expense decreased $3.1 million, or 11.2%, to $24.2 million in the 2026 quarter compared to the 2025 quarter. This decrease is primarily attributable to an aggregate decrease of $5.0 million due to the sales of Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa and an aggregate decrease of $208,000 at Capital Hilton, Bardessono Hotel and Spa, The Ritz-Carlton Lake Tahoe and Four Seasons Resort Scottsdale. These decreases are partially offset by an aggregate increase of $2.1 million at eight comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $870,000, or 2.4%, to $34.9 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to an aggregate decrease of $802,000 at Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, The Ritz-Carlton Lake Tahoe and Four Seasons Resort Scottsdale and a decrease of $3.2 million from the three disposed hotel properties, partially offset by an aggregate increase of $3.1 million at eight comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $3.5 million, or 6.2%, to $52.9 million in the 2026 quarter compared to the 2025 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $3.3 million in indirect expenses and incentive management fees and a decrease of $222,000 in direct expenses in the 2026 quarter as compared to the 2025 quarter. Direct expenses were 4.7% of total hotel revenue in the 2026 quarter and 4.6% in the 2025 quarter.

The decrease in direct expenses is associated with lower direct expenses of $565,000 due to the sales of Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa partially offset by higher direct expenses of $343,000 at our 12 comparable hotel properties.
The decrease in indirect expenses comprises decreases in: (i) general and administrative costs of $2.2 million comprising an aggregate decrease of $3.0 million from the three disposed hotel properties, partially offset by an aggregate increase of $874,000 at our 12 comparable hotel properties; (ii) marketing costs of $1.4 million comprising a decrease of $1.9 million from the three disposed hotel properties partially offset by an aggregate increase of $510,000 at our 12 comparable hotel properties; (iii) repairs and maintenance of $974,000 comprising a decrease of $1.1 million from the three disposed hotel properties partially offset by an aggregate increase of $121,000 at our 12 comparable hotel properties; and (iv) energy costs of $220,000 comprising a decrease of $582,000 from the three disposed hotel properties partially offset by an aggregate increase of $362,000 at our 12 comparable hotel properties. These increases were partially offset by increases in incentive management fees of $1.4 million comprising an aggregate increase of $1.2 million at our 12 comparable hotel properties and an increase of $253,000 from the three disposed hotel properties.
Management Fees. Base management fees decreased $403,000, or 7.3%, to $5.1 million in the 2026 quarter compared to the 2025 quarter. Base management fees decreased $131,000 at The Ritz-Carlton Lake Tahoe and Four Seasons Resort Scottsdale and $932,000 from the three disposed hotel properties. These decreases were partially offset by an aggregate increase of $659,000 at ten comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $385,000, or 4.9%, to $7.5 million in the 2026 quarter compared to the 2025 quarter. The decrease is primarily attributable to an aggregate decrease of approximately $281,000 at eleven comparable hotel properties and a decrease of $1.6 million from the three disposed hotel properties. These decreases were partially offset by an aggregate increase of approximately $1.5 million at the Sofitel Chicago Magnificent Mile.
Depreciation and Amortization. Depreciation and amortization decreased $1.9 million, or 8.2%, to $21.4 million in the 2026 quarter compared to the 2025 quarter. There was an aggregate decrease of $306,000 at Capital Hilton, The Notary Hotel, Pier House Resort & Spa and The Ritz-Carlton Sarasota and a decrease of $3.6 million from the three disposed hotel properties, partially offset by an aggregate increase of $2.0 million at eight comparable hotel properties.
Advisory Services Fee. Advisory services fee increased $89,000, or 1.2%, to $7.3 million in the 2026 quarter compared to the 2025 quarter due to increases of $312,000 in the base advisory fee and $51,000 in equity-based compensation partially offset by decreases of $188,000 in the incentive fee and $86,000 in reimbursable expenses.
In the 2026 quarter, we recorded an advisory services fee of $7.3 million, which included a base advisory fee of $3.8 million and reimbursable expenses of $3.5 million.
In the 2025 quarter, we recorded an advisory services fee of $7.2 million, which included a base advisory fee of $3.5 million, reimbursable expenses of $3.6 million, incentive fee of $188,000, and a credit to expense of $51,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $4.4 million in the 2026 quarter and consisted of $2.6 million in professional fees, $1.4 million of public company costs and $410,000 of miscellaneous expenses.
Corporate general and administrative expense was a credit to expense of $2.3 million in the 2025 quarter and consisted of $1.6 million in professional fees, $5.0 million of reimbursed legal costs, $122,000 in miscellaneous expenses and $936,000 in public company costs.
Gain (loss) on disposition of assets and hotel property. In the 2026 quarter, we recorded a gain of approximately $17.4 million related to the sale of the Park Hyatt Beaver Creek Resort & Spa.
Interest Income. Interest income was $774,000 and $1.5 million in the 2026 quarter and 2025 quarter, respectively. The decrease in interest income in the 2026 quarter was primarily attributable to lower interest rates and lower excess cash balances in the 2026 quarter compared to the 2025 quarter.
Other Income (Expense). Other expense was $1.3 million in the 2025 quarter due to a realized loss on the sale of a portion of CMBS.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $4.8 million, or 19.1%, to $20.5 million in the 2026 quarter compared to the 2025 quarter. This decrease is primarily due to lower interest expense of $4.6 million and lower amortization costs of $246,000 from lower average interest rates and lower loan balances.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.5 million in the 2026 quarter due to The Ritz-Carlton Lake Tahoe loan extension. Write-off of loan costs and exit fees was $3,000 in the 2025 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $35,000 for the 2026 quarter consisted primarily of an unrealized gain on interest rate caps.
Realized and unrealized gain on derivatives of $15,000 for the 2025 quarter consisted of a realized gain of $180,000 associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $165,000.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $2.8 million, from a benefit of $345,000 in the 2025 quarter to expense of $2.5 million in the 2026 quarter. This change was primarily due to an increase in the taxable income of certain of our TRS entities in the 2026 quarter compared to the 2025 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated a loss of $48,000 and income of $115,000 in the 2026 quarter and the 2025 quarter, respectively. At June 30, 2026, noncontrolling interest in consolidated entities represented an ownership interest of 25% ownership interest in a JV. At June 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a JV.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $48,000 and $1.5 million in the 2026 quarter and the 2025 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 6.27% and 8.51% as of June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenue
Rooms	$230,984	$245,916	$(14,932)	(6.1)%
Food and beverage	97,664	97,359	305	0.3
Other	51,361	51,622	(261)	(0.5)
Total hotel revenue	380,009	394,897	(14,888)	(3.8)
Expenses
Hotel operating expenses:
Rooms	49,096	55,504	6,408	11.5
Food and beverage	73,807	75,977	2,170	2.9
Other expenses	112,802	116,821	4,019	3.4
Management fees	11,332	12,451	1,119	9.0
Total hotel operating expenses	247,037	260,753	13,716	5.3
Property taxes, insurance and other	12,159	18,357	6,198	33.8
Depreciation and amortization	44,012	46,755	2,743	5.9
Advisory services fee	14,684	13,802	(882)	(6.4)
Corporate general and administrative	9,280	596	(8,684)	(1,457.0)
Total expenses	327,172	340,263	13,091	3.8
Gain (loss) on disposition of assets and hotel property	17,398	—	17,398
Operating income (loss)	70,235	54,634	15,601	28.6
Equity in earnings (loss) of unconsolidated entity	(31)	—	(31)
Interest income	1,584	3,407	(1,823)	(53.5)
Other income (expense)	—	(1,250)	1,250	100.0
Interest expense and amortization of discounts and loan costs	(41,708)	(50,188)	8,480	16.9
Write-off of loan costs and exit fees	(1,489)	(1,467)	(22)	1.5
Realized and unrealized gain (loss) on derivatives	283	(183)	466	254.6
Income (loss) before income taxes	28,874	4,953	23,921	483.0
Income tax (expense) benefit	(3,898)	(1,122)	(2,776)	(247.4)
Net income (loss)	24,976	3,831	21,145	551.9
(Income) loss attributable to noncontrolling interest in consolidated entities	65	(51)	116	227.5
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(299)	1,751	(2,050)	(117.1)
Net income (loss) attributable to the Company	$24,742	$5,531	$19,211	347.3%
All hotel properties owned for the six months ended June 30, 2026 and 2025 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Marriott Seattle Waterfront	Seattle, Washington	Disposition	August 7, 2025
The Clancy	San Francisco, California	Disposition	November 6, 2025
Park Hyatt Beaver Creek Resort & Spa	Avon, Colorado	Disposition	May 26, 2026

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Occupancy	67.65%	68.23%
ADR (average daily rate)	$626.48	$519.90
RevPAR (revenue per available room)	$423.79	$354.74
Rooms revenue (in thousands)	$230,984	$245,916
Total hotel revenue (in thousands)	$380,009	$394,897
The following table illustrates the key performance indicators of the 12 comparable hotel properties that were owned for the full six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Occupancy	68.18%	68.31%
ADR (average daily rate)	$616.07	$561.80
RevPAR (revenue per available room)	$420.04	$383.74
Rooms revenue (in thousands)	$217,184	$198,506
Total hotel revenue (in thousands)	$355,506	$328,323
Net Income (Loss) Attributable to the Company. Net income attributable to the Company increased $19.2 million from $5.5 million for the six months ended June 30, 2025 (the “2025 period”) to $24.7 million for the six months ended June 30, 2026 (the “2026 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $14.9 million to $231.0 million during the 2026 period compared to the 2025 period primarily due to the sales of Marriott Seattle Waterfront in August 2025, The Clancy in November 2025 and Park Hyatt Beaver Creek Resort & Spa in May 2026. During the 2026 period, our 12 comparable hotel properties experienced a 9.7% increase in room rates and a 13 basis point decrease in occupancy compared to the 2025 period.

Fluctuations in rooms revenue between the 2026 period and the 2025 period are a result of the changes in occupancy and ADR between the 2026 period and the 2025 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(1,101)	(58)	(3.9)%
The Notary Hotel	1,363	(32)	10.2%
Sofitel Chicago Magnificent Mile	992	11	8.3%
Pier House Resort & Spa	1,433	822	(0.2)%
The Ritz-Carlton St. Thomas	4,441	448	9.7%
Hotel Yountville	469	109	8.3%
The Ritz-Carlton Sarasota	3,228	475	7.7%
Bardessono Hotel and Spa	669	(222)	14.4%
The Ritz-Carlton Lake Tahoe	(577)	(674)	10.3%
Cameo Beverly Hills	799	(930)	36.5%
The Ritz-Carlton Reserve Dorado Beach	5,325	458	9.1%
Four Seasons Resort Scottsdale	1,635	(514)	15.9%
Total	$18,676	(13)	9.7%
Noncomparable
Park Hyatt Beaver Creek Resort & Spa	$(1,493)	428	4.3%
Marriott Seattle Waterfront	$(18,655)	n/a	n/a
The Clancy	$(13,460)	n/a	n/a
Food and Beverage Revenue. Food and beverage revenue increased $305,000, or 0.3%, to $97.7 million during the 2026 period compared to the 2025 period. We experienced an aggregate increase in food and beverage revenue of approximately $8.5 million at seven comparable hotel properties. This increase was partially offset by an aggregate decrease of $3.6 million at Sofitel Chicago Magnificent Mile, Hotel Yountville, Bardessono Hotel and Spa, The Ritz-Carlton Lake Tahoe, and Four Seasons Resort Scottsdale and a decrease of $4.6 million due to the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, decreased $261,000, or 0.5%, to $51.4 million during the 2026 period compared to the 2025 period. This decrease is attributable to an aggregate decrease of approximately $705,000 at the Capital Hilton, Sofitel Chicago Magnificent Mile and Cameo Beverly Hills as well as a decrease of $3.9 million due to the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa. These decreases were partially offset by higher other hotel revenue of $4.3 million at nine comparable hotel properties.
Rooms Expense. Rooms expense decreased $6.4 million, or 11.5%, to $49.1 million in the 2026 period compared to the 2025 period. This decrease is attributable to an aggregate decrease in rooms expense of $411,000 at Capital Hilton, Pier House Resort & Spa, Bardessono Hotel and Spa and The Ritz-Carlton Lake Tahoe and a decrease of $9.2 million due to the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa. These decreases were partially offset by an aggregate increase of $3.2 million at eight comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $2.2 million, or 2.9%, to $73.8 million during the 2026 period compared to the 2025 period. This decrease is attributable to lower aggregate food and beverage expense of approximately $1.2 million at the Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, Bardessono Hotel and Spa, The Ritz-Carlton Lake Tahoe and Four Seasons Resort Scottsdale and a decrease of $5.2 million due to the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa. These decreases were partially offset by an aggregate increase of approximately $4.3 million at seven comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $4.0 million, or 3.4%, to $112.8 million in the 2026 period compared to the 2025 period. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $330,000 in direct expenses and a decrease of $4.3 million in indirect expenses and incentive management fees in the 2026 period compared to the 2025 period. Direct expenses were 4.7% of total hotel revenue in the 2026 period and 4.5% in the 2025 period.

The increase in direct expenses is associated with higher direct expenses of $951,000 at our 12 comparable hotel properties partially offset by a decrease of $621,000 due to the sales of Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa.
The decrease in indirect expenses is comprised of decreases in: (i) general and administrative costs of $2.7 million comprising a decrease of $4.9 million from the three disposed hotel properties partially offset by an aggregate increase of $2.1 million at our 12 comparable hotel properties; (ii) marketing costs of $2.1 million comprising an aggregate decrease of $3.1 million from the three disposed hotel properties partially offset by an increase of $1.0 million at our 12 comparable hotel properties; and (iii) repairs and maintenance of $2.0 million comprising a decrease of $2.0 million from the three disposed hotel properties partially offset by an aggregate increase of $38,000 at our 12 comparable hotel properties. These decreases were partially offset by increases in: (i) incentive management fees of $2.3 million at our 12 comparable hotel properties and an increase of $267,000 from the three disposed hotel properties; and (ii) energy costs of $350,000 comprising an aggregate increase of $1.3 million at our 12 comparable hotel properties partially offset by a decrease of $984,000 from the three disposed hotel properties.
Management Fees. Base management fees decreased $1.1 million, or 9.0%, to $11.3 million in the 2026 period compared to the 2025 period. Management fees decreased $1.7 million due to the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa as well as decreases of $112,000 at Capital Hilton and The Ritz-Carlton Lake Tahoe. These decreases were partially offset by an aggregate increase of $700,000 at ten comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $6.2 million, or 33.8%, to $12.2 million in the 2026 period compared to the 2025 period. This decrease is primarily attributable to a decrease of $3.1 million due to the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa and an aggregate decrease of $3.0 million at our 12 comparable hotel properties, primarily attributable to a favorable property tax assessment at the Sofitel Chicago Magnificent Mile.
Depreciation and Amortization. Depreciation and amortization decreased $2.7 million, or 5.9%, to $44.0 million for the 2026 period compared to the 2025 period. This decrease is due to lower depreciation of $6.3 million from the sales of the Marriott Seattle Waterfront, The Clancy and Park Hyatt Beaver Creek Resort & Spa and an aggregate decrease of $475,000 at Capital Hilton, Pier House Resort & Spa and Sofitel Chicago Magnificent Mile. These decreases were partially offset by an aggregate increase of $4.0 million at nine comparable hotel properties.
Advisory Services Fee. Advisory services fee increased $882,000, or 6.4%, to $14.7 million in the 2026 period compared to the 2025 period due to higher reimbursable expenses of $549,000, higher base advisory fee of $504,000 and higher equity-based compensation of $99,000, partially offset by a lower incentive fee of $270,000.
In the 2026 period, we recorded an advisory services fee of $14.7 million, which included a base advisory fee of $7.6 million and reimbursable expenses of $7.1 million.
In the 2025 period, we recorded an advisory services fee of $13.8 million, which included a base advisory fee of $7.1 million, reimbursable expenses of $6.6 million, an incentive fee of $270,000 and a credit to expense of $99,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $9.3 million in the 2026 period and consisted of $6.1 million in professional fees, $2.1 million of public company costs, $435,000 related to Ashford Securities and $682,000 in miscellaneous expenses.
Corporate general and administrative expense was $596,000 in the 2025 period and consisted of $3.1 million in professional fees, $1.6 million of public company costs and $839,000 in miscellaneous expenses. These expenses were partially offset by an expense reduction of $5.0 million from an insurance recovery for prior legal expenses.
Gain (loss) on disposition of assets and hotel property. In the 2026 period we recorded a gain of approximately $17.4 million related to the sale of the Park Hyatt Beaver Creek Resort & Spa.
Equity in Earnings (Loss) of Unconsolidated Entity. There was a $31,000 loss in equity in earnings (loss) of unconsolidated entity in the 2026 period as a result of writing off the remaining OpenKey note receivable balance.
Other Income (Expense). Other expense was $1.3 million in the 2025 period due to a realized loss on the sale of a portion of CMBS.

Interest Income. Interest income was $1.6 million and $3.4 million in the 2026 period and the 2025 period, respectively. The decrease in interest income in the 2026 period was primarily attributable to lower interest rates and lower excess cash balances compared to the 2025 period.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $8.5 million, or 16.9%, to $41.7 million for the 2026 period compared to the 2025 period. The decrease is primarily due to lower interest expense of $8.5 million from lower average interest rates and lower average debt balances in the 2026 period partially offset by higher amortization of loan costs of approximately $31,000 in the 2026 period compared to the 2025 period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.5 million in the 2026 period related to The Ritz-Carlton Lake Tahoe loan extension. Write-off of loan costs and exit fees was $1.5 million in the 2025 period related to various loan refinances and modifications.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $283,000 for the 2026 period consisted of an unrealized gain on interest rate caps of $273,000 and a realized gain of $10,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized loss on derivatives of $183,000 for the 2025 period consisted of an unrealized loss on interest rate caps of $551,000, partially offset by a realized gain of $368,000 associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $2.8 million, from $1.1 million in the 2025 period to $3.9 million in the 2026 period. This change was primarily due to an increase in the taxable income of certain of our TRS entities in the 2026 period compared to the 2025 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated a loss of $65,000 and income of $51,000 in the 2026 period and the 2025 period, respectively. For the 2026 period noncontrolling interest in consolidated entities represented a 25% ownership interest in a JV. As of June 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a JV.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $299,000 in the 2026 period and a net loss of $1.8 million in the 2025 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.27% and 8.51% as of June 30, 2026 and 2025, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:
•advisory fees, including the Company Sale Fee, payable to Ashford LLC;
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
Pursuant to the advisory agreement between us and our Advisor, we must pay our Advisor on a monthly basis a base advisory fee, subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make payments to our Advisor equal to the minimum base advisory fee, which could adversely impact our liquidity and financial condition. Additionally, under the terms of the Amended Side Letter agreed with our Advisor in December 2025, we are required to remit property sale net proceeds, after taking into account our anticipated working capital requirements, to our Advisor to satisfy the Company Sale Fee and Master Agreements Termination Fee, once triggered.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on two mortgage loans, as discussed below. Our loans that are in cash traps may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of June 30, 2026, the mortgage loan secured by The Ritz-Carlton Lake Tahoe and the loan secured by the Capital Hilton were in cash traps. The amount of cash in the cash traps as of June 30, 2026 was $0.
As of June 30, 2026, the Company held cash and cash equivalents of $98.2 million (inclusive of amounts held for sale) and restricted cash of $52.6 million, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2026, $19.4 million (inclusive of amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of June 30, 2026, our net debt to gross assets was 43.5%.
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

As of June 30, 2026, the Company determined that a portion of the outstanding Series E Preferred Stock and Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of June 30, 2026, the Company has received $53.4 million in investor-initiated Series E Preferred Stock redemption requests and $1.3 million in investor-initiated Series M Preferred Stock redemption requests that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
Based on the various limitations in place as of June 30, 2026, and not considering any future redemption requests received, we expect that all of these redemption requests will be fulfilled over the subsequent twelve months from June 30, 2026. As of July 31, 2026, the redeemable preferred stock redemptions payable was approximately $57.8 million.
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
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of August 4, 2026, the Company has not repurchased any common stock pursuant to the plan.
Debt Transactions
On May 26, 2026, the Company sold the Park Hyatt Beaver Creek Resort & Spa for $176 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid the $70.5 million mortgage loan that was secured by the hotel property.
On June 1, 2026 the Company repaid its $86.3 million Convertible Senior Notes in full.
On June 25, 2026 the Company extended its $43.4 million mortgage loan secured by The Ritz-Carlton Lake Tahoe. The loan had an initial maturity date of July 15, 2026 and now has a maturity date of October 15, 2026. An additional three-month maturity extension is also available at the Company’s discretion on the same terms.
On July 14, 2026, the Company completed the sale of the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $232.8 million on the mortgage loan that was partially secured by the hotel properties.

Sources and Uses of Cash
We had approximately $98.2 million (inclusive of amounts held for sale) and $124.4 million of cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $42.9 million and $38.2 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of hotel properties. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2026, net cash flows provided by investing activities were $152.2 million. Cash inflows consisted of net proceeds from the sale of the Park Hyatt Beaver Creek Resort & Spa of $169.2 million, $716,000 from property insurance proceeds and $58,000 from the sale of OpenKey. These cash inflows were partially offset by cash outflows of $17.8 million from capital improvements made to various hotel properties. Our capital improvements consisted of approximately $12.8 million of return on investment capital projects and approximately $5.0 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2026, net cash flows used in financing activities were $210.0 million. Cash outflows primarily consisted of $156.8 million of repayments of indebtedness, $1.6 million of payments of loan costs and exit fees, $33.3 million for cash redemptions of Series E and Series M Preferred Stock and $18.4 million of dividend and distribution payments.
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
Dividend Policy
Our board of directors has not declared a dividend policy for 2026. The board of directors will continue to review the Company’s dividend policy. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$6,942	$(6,841)	$24,976	$3,831
Interest expense and amortization of loan costs	20,513	25,361	41,708	50,188
Depreciation and amortization	21,433	23,360	44,012	46,755
Income tax expense (benefit)	2,481	(345)	3,898	1,122
Equity in (earnings) loss of unconsolidated entity	—	—	31	—
EBITDA	51,369	41,535	114,625	101,896
(Gain) loss on disposition of assets and hotel property	(17,395)	—	(17,398)	—
EBITDAre	33,974	41,535	97,227	101,896
Amortization of favorable (unfavorable) contract assets (liabilities)	107	107	214	214
Transaction and conversion costs	1,144	471	3,819	1,166
Write-off of premiums, loan costs and exit fees	1,484	3	1,489	1,467
Realized and unrealized (gain) loss on derivatives	(35)	(15)	(283)	183
Stock/unit-based compensation	—	(47)	—	(95)
Legal, advisory and settlement costs	808	(4,626)	1,312	(4,482)
Advisory services incentive fee	—	188	—	270
Other (income) expense	—	1,250	—	1,250
Severance	311	—	548	—
Adjusted EBITDAre	$37,793	$38,866	$104,326	$101,869

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$6,942	$(6,841)	$24,976	$3,831
(Income) loss attributable to noncontrolling interest in consolidated entities	48	(115)	65	(51)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	48	1,489	(299)	1,751
Preferred dividends	(7,741)	(8,992)	(15,781)	(18,261)
Deemed dividends on preferred stock	(8)	(1,559)	(4,771)	(5,835)
Net income (loss) attributable to common stockholders	(711)	(16,018)	4,190	(18,565)
Depreciation and amortization on real estate (1)	21,433	22,690	44,012	45,366
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(48)	(1,489)	299	(1,751)
Equity in (earnings) loss of unconsolidated entity	—	—	31	—
(Gain) loss on disposition of assets and hotel property	(17,395)	—	(17,398)	—
FFO available to common stockholders and OP unitholders	3,279	5,183	31,134	25,050
Deemed dividends on preferred stock	8	1,559	4,771	5,835
Transaction and conversion costs	1,144	471	3,819	1,166
Write-off of premiums, loan costs and exit fees	1,484	3	1,489	1,467
Unrealized (gain) loss on derivatives	(33)	165	(273)	551
Stock/unit-based compensation	—	(47)	—	(95)
Legal, advisory and settlement costs	808	(4,626)	1,312	(4,482)
Interest expense accretion on refundable membership club deposits	120	135	255	286
Amortization of loan costs (1)	2,441	2,651	4,850	4,748
Advisory services incentive fee	—	188	—	270
Other (income) expense	—	1,250	—	1,250
Severance	311	—	548	—
Adjusted FFO available to common stockholders and OP unitholders	$9,562	$6,932	$47,905	$36,046
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization on real estate	$—	$(670)	$—	$(1,389)
Amortization of loan costs	—	(36)	—	(71)

The following table presents certain information related to our hotel properties as of June 30, 2026:

Hotel Property	Location	Total Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559
The Notary Hotel	Philadelphia, PA	499
Sofitel Chicago Magnificent Mile	Chicago, IL	415
Pier House Resort & Spa	Key West, FL	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180
Hotel Yountville	Yountville, CA	80
The Ritz-Carlton Sarasota	Sarasota, FL	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170
Cameo Beverly Hills (2)	Los Angeles, CA	139
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210
Ground Lease Property (4)
Bardessono Hotel and Spa (5)	Yountville, CA	65
Total		2,831
________
(1)     The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(2)    Includes 138 hotel rooms and one residence adjacent to the hotel.
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
As of June 30, 2026, our total indebtedness of approximately $1.0 billion included all variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of June 30, 2026, would be approximately $2.4 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of June 30, 2026, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are effective to ensure that: (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement is 11.7%. The case is now in the settlement administration phase. Settlement distributions were scheduled to begin on July 22, 2026, and the Court has set a compliance hearing for November 18, 2026. As of June 30, 2026, the settlement liability amount has been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $401,000, which was accrued as of June 30, 2026. The Court granted a motion for preliminary approval of the settlement on October 27, 2025. A hearing on the motion for final approval occurred on April 20, 2026, and the Court entered a final judgment.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million. Braemar’s portion of the settlement is approximately $679,000. As of June 30, 2026, the settlement liability was paid in full.
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel, preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. This matter has been resolved for approximately $350,000, which has been accrued as of June 30, 2026, with no admission with respect to the factual allegations or alleged violations.
On June 12, 2026, the Company announced its intention to terminate the Advisory Agreement with Ashford Inc. and transition to a self-managed REIT. In connection with the pending asset sale transactions and the planned termination of the Advisory Agreement, certain shareholders have publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement, and have indicated an intention to pursue legal remedies. There can be no assurance that litigation will not be commenced or, if commenced, that it will be resolved quickly or in the Company’s favor. If a court were to issue a temporary restraining order, preliminary injunction, or other form of equitable relief, the closing of one or more pending hotel sale transactions could be prevented or delayed, which could in turn prevent or delay the termination of the

Advisory Agreement. In such event, the anticipated reduction in general and administrative costs of more than $25 million annually would not be realized, and the other expected benefits of self-management would be delayed or not achieved.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, the following risk factor should be carefully considered in evaluating us and our business.
The pending hotel sale transactions necessary to fund the termination of the Advisory Agreement may not close, or may be delayed or enjoined, which could prevent or delay our planned transition to self-management and result in material harm to the Company.
On June 12, 2026, we announced our intention to terminate the Fifth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with Ashford Inc. and its affiliates (“Ashford”) and transition to a self-managed real estate investment trust. Our planned transition to self-management depends on our ability to close asset sale transactions, the net proceeds of which are required to satisfy the Company Sale Fee and Master Agreement Termination Fee payable to Ashford under the Advisory Agreement upon its termination. On July 14, 2026, we completed the sale of the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, upon which the Company Sale Fee was triggered and $173.0 million of net sale proceeds were paid to Ashford to pay down a portion of the Company Sale Fee. We have also entered into a definitive agreement to sell the Pier House Resort & Spa for a purchase price of $190 million in cash, and may enter into agreements for the sale of additional hotel properties, to satisfy our remaining obligations to Ashford associated with the termination of the Advisory Agreement. We do not intend to sell all or substantially all of our assets, only the approximate number necessary to satisfy our obligation to pay the Company Sale Fee and Master Agreement Termination Fee after working capital needs and other reserves.
There can be no assurance that any pending or contemplated hotel sale transaction will close on the terms announced, or at all. Hotel sale transactions are subject to numerous conditions and risks beyond our control, including the ability of prospective buyers to obtain financing, the satisfaction of customary closing conditions, the receipt of required third-party consents and regulatory approvals, and other factors affecting real estate markets generally. If a pending sale transaction fails to close, or if net sale proceeds are materially less than anticipated, we may be unable to satisfy our remaining financial obligations to Ashford upon termination of the Advisory Agreement, which could prevent or materially delay our planned transition to self-management.
In addition, one or more third parties, including shareholders or other stakeholders who oppose the pending asset sale transactions or the terms of the Advisory Agreement’s termination, may seek to enjoin, delay, or otherwise challenge the pending hotel sale transactions or the termination of the Advisory Agreement through litigation or other legal proceedings. Certain shareholders have publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement, and have indicated an intention to pursue legal remedies. There can be no assurance that such litigation will not be commenced or, if commenced, that it will be resolved quickly or in our favor. A temporary restraining order, preliminary injunction, or other form of equitable relief could prevent or delay the closing of one or more pending hotel sale transactions, increase our legal costs and management distraction, create uncertainty that adversely affects our business and the market price of our securities, and cause us to be unable to complete our planned transition to a self-managed REIT in the anticipated timeframe, or at all.
If we are unable to terminate the Advisory Agreement as planned, or if there is a material delay in doing so, we would continue to incur advisory fees and related costs payable to Ashford under the Advisory Agreement, the anticipated reduction in general and administrative costs of more than $25 million annually would not be realized, and the other expected benefits of self-management — including the reconstitution of our Board of Directors with new independent directors and improved shareholder alignment — would be delayed or not achieved. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock and preferred stock.
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
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 - April 30	—	$—	—	$50,000,000
May 1 - May 31	—	$—	—	$50,000,000
June 1 - June 30	—	$—	—	$50,000,000
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Limited Waiver Under Advisory Agreement, dated as of March 13, 2026, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 17, 2026) (File No. 001-35972).

10.2†	Form of 2026 Deferred Cash Award Agreement) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 17, 2026 (File No. 001-35972).
10.3†	Form of 2026 Deferred Cash Award Agreement) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 17, 2026 (File No. 001-35972).
10.4
Notice of Exercise of Extension of Term under Fifth Amended and Restated Advisory Agreement, as amended, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2026) (File No. 001-35972).

10.5
Agreement of Purchase and Sale, dated as of April 27, 2026, by and among Ashford BC LP, Ashford TRS BC LLC and Apres Owner, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 7, 2026) (File No. 001-35972).

10.6*
Agreement of Purchase and Sale, dated as of June 4, 2026, by and among Ashford Yountville LP, Ashford Yountville II LP, Ashford Sarasota LP, Ashford TRS Sarasota Residence LLC, Ashford TRS Yountville LLC, Ashford TRS Yountville II LLC and Ashford TRS Sarasota LLC and BRDO Property, LLC, YNTV Property, LLC, 1776 Sarasota Associates, LLC and 1776 Sarasota Golf Associates, LLC

10.7
Amendment No. 3 to the Fifth Amended and Restated Advisory Agreement, dated as of May 21, 2026, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2026) (File No. 001-35972).

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
31.2*	Certifications of Chief Accounting Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	August 6, 2026	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 6, 2026	By:	/s/ JUSTIN R. COE
Justin R. Coe
Chief Accounting Officer and Principal Financial Officer