Form 10-Q
period 2026-09-30
Braemar Hotels & Resorts Inc.
filed 2026-11-05
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2026
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,679,318
(Class)	Outstanding at November 3, 2026

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Investments in hotel properties, gross	$1,015,612	$1,902,328
Accumulated depreciation	(263,144)	(344,061)
Investments in hotel properties, net	752,468	1,558,267
Cash and cash equivalents	78,862	124,354
Restricted cash	39,571	42,479
Accounts receivable, net of allowance of $117 and $113, respectively	24,120	32,843
Inventories	2,356	4,741
Note receivable	9,359	8,896
Prepaid expenses	4,130	6,987
Deposit paid to Ashford Inc.	—	17,000
Deferred costs, net	73	75
Investment in unconsolidated entity	—	89
Derivative assets	379	56
Operating lease right-of-use assets	310	30,743
Other assets	24,254	15,368
Intangible assets, net	—	2,746
Due from third-party hotel managers	16,508	17,088
Assets held for sale	275,310	—
Total assets	$1,227,700	$1,861,732
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$442,957	$1,103,450
Accounts payable and accrued expenses	107,949	142,123
Redeemable preferred stock redemptions payable	63,480	30,864
Dividends and distributions payable	3,780	7,672
Due to Ashford Inc., net	179,333	5,148
Due to related parties, net	—	257
Due to third-party hotel managers	408	1,467
Operating lease liabilities	365	20,058
Other liabilities	12,278	25,572
Liabilities associated with assets held for sale	210,483	—
Total liabilities	1,021,033	1,336,611
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at September 30, 2026 and December 31, 2025	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 8,150,132 and 10,818,280 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	203,764	265,695
Series M redeemable preferred stock, $0.01 par value, 1,269,981 and 1,368,091 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	31,766	34,217
Redeemable noncontrolling interests in operating partnership	11,173	19,005
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 68,679,318 and 68,219,432 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	687	682
Additional paid-in capital	707,922	706,488
Accumulated deficit	(814,087)	(568,503)
Total stockholders’ equity (deficit) of the Company	(105,462)	138,683
Noncontrolling interest in consolidated entities	—	2,095
Total equity (deficit)	(105,462)	140,778
Total liabilities and equity (deficit)	$1,227,700	$1,861,732
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rooms	$63,147	$85,701	$294,131	$331,617
Food and beverage	25,983	36,637	123,647	133,996
Other	12,448	21,218	63,809	72,840
Total hotel revenue	101,578	143,556	481,587	538,453
EXPENSES
Hotel operating expenses:
Rooms	18,665	24,728	67,761	80,232
Food and beverage	24,268	30,685	98,075	106,662
Other expenses	38,356	51,766	151,158	168,587
Management fees	3,103	4,440	14,435	16,891
Total hotel operating expenses	84,392	111,619	331,429	372,372
Property taxes, insurance and other	4,677	8,211	16,836	26,568
Depreciation and amortization	16,611	23,164	60,623	69,919
Advisory services fee	7,498	7,915	22,182	21,717
Corporate general and administrative	12,139	3,811	21,419	4,407
Termination fee	480,000	—	480,000	—
Total operating expenses	605,317	154,720	932,489	494,983
Gain (loss) on disposition of assets and hotel properties	259,927	40,970	277,325	40,970
OPERATING INCOME (LOSS)	(243,812)	29,806	(173,577)	84,440
Equity in earnings (loss) of unconsolidated entity	—	—	(31)	—
Interest income	841	1,494	2,425	4,901
Other income (expense)	—	—	—	(1,250)
Interest expense and amortization of discounts and loan costs	(16,203)	(25,188)	(57,911)	(75,376)
Write-off of loan costs and exit fees	(20)	(366)	(1,509)	(1,833)
Gain (loss) on extinguishment of debt	—	(1,553)	—	(1,553)
Realized and unrealized gain (loss) on derivatives	54	(118)	337	(301)
INCOME (LOSS) BEFORE INCOME TAXES	(259,140)	4,075	(230,266)	9,028
Income tax (expense) benefit	9,756	648	5,858	(474)
NET INCOME (LOSS)	(249,384)	4,723	(224,408)	8,554
(Income) loss attributable to noncontrolling interest in consolidated entities	7	412	72	361
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	16,104	607	15,805	2,358
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(233,273)	5,742	(208,531)	11,273
Preferred dividends	(7,594)	(8,667)	(23,375)	(26,928)
Deemed dividends on preferred stock	—	(5,251)	(4,771)	(11,086)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(240,867)	$(8,176)	$(236,677)	$(26,741)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(3.51)	$(0.12)	$(3.45)	$(0.40)
Weighted average common shares outstanding – basic	68,679	68,219	68,598	67,419
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(3.51)	$(0.12)	$(3.45)	$(0.40)
Weighted average common shares outstanding – diluted	68,679	68,219	68,598	67,419
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(249,384)	$4,723	$(224,408)	$8,554
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on investment in securities	—	143	—	742
Total other comprehensive income (loss)	—	143	—	742
TOTAL COMPREHENSIVE INCOME (LOSS)	(249,384)	4,866	(224,408)	9,296
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	7	412	72	361
Comprehensive net (income) loss attributable to redeemable noncontrolling interests in operating partnership	16,104	597	15,805	2,298
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(233,273)	$5,875	$(208,531)	$11,955
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	1,600	$16	68,679	$687	$707,922	$(561,597)	$2,030	$149,058	3,078	$65,426	8,637	$215,936	1,312	$32,820	$15,197
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	17	409	2	43	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(4,983)	—	(4,983)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(728)	—	(728)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(233,273)	(7)	(233,280)	—	—	—	—	—	—	(16,104)
Disposition of joint venture	—	—	—	—	—	457	(2,023)	(1,566)	—	—	—	—	—	—	—
Reclassification of redeemable preferred stock from mezzanine equity to liability	—	—	—	—	—	—	—	—	—	—	(504)	(12,581)	(44)	(1,097)	—
Redemption value adjustment	—	—	—	—	—	(12,080)	—	(12,080)	—	—	—	—	—	—	12,080
Balance at September 30, 2026	1,600	$16	68,679	$687	$707,922	$(814,087)	$—	$(105,462)	3,078	$65,426	8,150	$203,764	1,270	$31,766	$11,173

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	1,600	$16	68,219	$682	$727,002	$(502,437)	$(135)	$(3,321)	$221,807	3,078	$65,426	13,391	$320,585	1,420	$35,524	$17,994
Purchase of common stock	—	—	—	—	(26)	—	—	—	(26)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	51	—	—	—	51	—	—	—	—	—	—	24
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	27	686	3	41	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,430)	—	—	(3,430)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(6,041)	—	—	(6,041)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(743)	—	—	(743)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(168)	(168)	—	—	—	—	—	—	(271)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)
Net income (loss)	—	—	—	—	—	5,742	—	(412)	5,330	—	—	—	—	—	—	(607)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	133	—	133	—	—	—	—	—	—	10
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(720)	(17,975)	(18)	(438)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(5,251)	—	—	(5,251)	—	—	—	5,251	—	—	—
Redemption value adjustment	—	—	—	—	—	(1,794)	—	—	(1,794)	—	—	—	—	—	—	1,794
Balance at September 30, 2025	1,600	$16	68,219	$682	$727,027	$(515,837)	$(2)	$(3,901)	$207,985	3,078	$65,426	12,698	$308,547	1,405	$35,127	$18,942

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,600	$16	68,219	$682	$706,488	$(568,503)	$2,095	$140,778	3,078	$65,426	10,818	$265,695	1,368	$34,217	$19,005
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	64	1,585	5	127	—
Dividends declared – preferred stock - Series B ($1.02/share)	—	—	—	—	—	(3,174)	—	(3,174)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.56/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.41/share)	—	—	—	—	—	(15,534)	—	(15,534)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.59/share)	—	—	—	—	—	(2,192)	—	(2,192)	—	—	—	—	—	—	—
Purchase true-up of remaining noncontrolling interest	—	—	—	—	48	—	—	48	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	460	5	1,386	—	—	1,391	—	—	—	—	—	—	(1,391)
Net income (loss)	—	—	—	—	—	(208,531)	(72)	(208,603)	—	—	—	—	—	—	(15,805)
Reclassification of redeemable preferred stock from mezzanine equity to liability	—	—	—	—	—	—	—	—	—	—	(2,732)	(68,287)	(103)	(2,578)	—
Disposition of joint venture	—	—	—	—	—	457	(2,023)	(1,566)	—	—	—	—	—	—	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,771)	—	(4,771)	—	—	—	4,771	—	—	—
Redemption value adjustment	—	—	—	—	—	(9,364)	—	(9,364)	—	—	—	—	—	—	9,364
Balance at September 30, 2026	1,600	$16	68,679	$687	$707,922	$(814,087)	$—	$(105,462)	3,078	$65,426	8,150	$203,764	1,270	$31,766	$11,173

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,600	$16	66,608	$665	$718,536	$(477,804)	$(684)	$(3,367)	$237,362	3,078	$65,426	14,911	$352,502	1,477	$36,916	$29,964
Purchase of common stock	—	—	(312)	(2)	(776)	—	—	—	(778)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(17)	—	—	—	(17)	—	—	—	—	—	—	(3)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	88	2,209	5	120	—
Issuance of restricted shares/units	—	—	1	—	4	—	—	—	4	—	—	—	—	—	—	498
Dividends declared – common stock ($0.15/share)	—	—	—	—	—	(10,232)	—	—	(10,232)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.02/share)	—	—	—	—	—	(3,174)	—	—	(3,174)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.56/share)	—	—	—	—	—	(2,475)	—	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.41/share)	—	—	—	—	—	(19,011)	—	—	(19,011)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.58/share)	—	—	—	—	—	(2,268)	—	—	(2,268)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,120	2,120	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,293)	(2,293)	—	—	—	—	—	—	(886)
Redemption/conversion of operating partnership units	—	—	1,922	19	9,280	—	—	—	9,299	—	—	—	—	—	—	(9,299)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(94)
Net income (loss)	—	—	—	—	—	11,273	—	(361)	10,912	—	—	—	—	—	—	(2,358)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(2,301)	(57,250)	(77)	(1,909)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	682	—	682	—	—	—	—	—	—	60
Redemption value adjustment – preferred stock	—	—	—	—	—	(11,086)	—	—	(11,086)	—	—	—	11,086	—	—	—
Redemption value adjustment	—	—	—	—	—	(1,060)	—	—	(1,060)	—	—	—	—	—	—	1,060
Balance at September 30, 2025	1,600	$16	68,219	$682	$727,027	$(515,837)	$(2)	$(3,901)	$207,985	3,078	$65,426	12,698	$308,547	1,405	$35,127	$18,942
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(224,408)	$8,554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,623	69,919
Recognition of deferred income	(576)	(510)
Equity-based compensation	—	(20)
Bad debt expense	328	159
(Gain) loss on extinguishment of debt	—	1,553
Amortization of loan costs and discounts	6,812	8,033
Write-off of loan costs and exit fees	1,509	1,833
Amortization of intangibles	203	321
Amortization of non-refundable membership initiation fees	(1,619)	(1,964)
Interest expense accretion on refundable membership club deposits	273	421
Realized (gain) loss on sale of securities	—	1,250
(Gain) loss on disposition of assets and hotel properties	(277,325)	(40,970)
Realized and unrealized (gain) loss on derivatives	(337)	301
Non-cash interest income	(463)	(464)
Equity in (earnings) loss of unconsolidated entity	31	—
Deferred income tax expense (benefit)	(6,490)	(56)
Changes in operating assets and liabilities, exclusive of disposition of assets and hotel properties:
Accounts receivable and inventories	(185)	(5,996)
Prepaid expenses and other assets	(10,594)	(577)
Deposit paid to Ashford Inc.	17,000	(17,000)
Accounts payable and accrued expenses	38,551	6,160
Operating lease right-of-use assets	76	172
Due to/from related parties, net	(257)	(724)
Due to/from third-party hotel managers	(262)	(1,273)
Due to/from Ashford Inc.	175,015	(1,757)
Operating lease liabilities	15	23
Other liabilities	6,807	5,047
Net cash provided by (used in) operating activities	(215,273)	32,435

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	1,298	3,486
Proceeds from sale of investment in securities	—	23,750
Acquisition of land	—	(5,509)
Net proceeds from sale of hotel properties	760,618	139,326
Proceeds from disposition of consolidated joint venture, net of cash disposed	5,902	—
Proceeds from sale of investment in unconsolidated entity	58	—
Improvements and additions to hotel properties	(22,784)	(54,552)
Net cash provided by (used in) investing activities	745,092	106,501

		(Continued)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	403,000
Repayments of indebtedness	(483,252)	(453,550)
Payments of loan costs and exit fees	(1,595)	(11,501)
Payments for derivatives	(67)	(658)
Proceeds from derivatives	95	611
Purchase of common stock	—	(778)
Payments for dividends and distributions	(25,555)	(35,917)
Contributions from noncontrolling interest in consolidated entities	—	306
Redemption of operating partnership units	—	(94)
Distributions to noncontrolling interest in consolidated entities	—	(2,293)
True-up for acquisition of noncontrolling interest in consolidated entities	48	—
Redemption of preferred stock	(38,249)	(59,159)
Net cash provided by (used in) financing activities	(548,575)	(160,033)
Net change in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(18,756)	(21,097)
Cash, cash equivalents and restricted cash at beginning of period	166,833	185,057
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$148,077	$163,960

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$52,775	$66,794
Income taxes paid	1,783	615

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$3,780	$8,553
Assumption of debt in acquisition of land	—	5,360
Capital expenditures accrued but not paid	2,668	11,818
Non-cash preferred stock dividends	1,711	2,329
Unsettled proceeds from derivatives	—	51
Non-cash common stock/unit dividends	—	502
Non-cash redemption of common units	1,391	9,284
Non-cash consideration for acquisition of land	—	1,814
Derecognition of land upon deconsolidation of joint venture	12,786	—
Derecognition of term loan upon deconsolidation of joint venture	5,359	—
Derecognition of noncontrolling interest upon deconsolidation of joint venture	2,023	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$124,354	$135,465
Restricted cash at beginning of period	42,479	49,592
Cash, cash equivalents and restricted cash at beginning of period	$166,833	$185,057

Cash and cash equivalents at end of period	$78,862	$116,278
Restricted cash at end of period	39,571	47,682
Cash, cash equivalents and restricted cash at end of period	$118,433	$163,960
Cash and cash equivalents at end of period included in assets held for sale	20,617	—
Restricted cash at end of period included in assets held for sale	9,027	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$148,077	$163,960
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation focused on the high-growth luxury hotel and resort sector. Our industry-leading portfolio features luxury properties across the United States and the U.S. territories in the Caribbean. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). Terms such as the “Company,” “we,” “us” or “our” refer to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC” or the “Advisor”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages two of our eight hotel properties as of September 30, 2026. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2026, own eight hotel properties in four states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). These hotel properties represent 2,268 total rooms. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of September 30, 2026, seven of our eight hotel properties were leased by wholly-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Variable Interest Entity—Braemar OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Braemar OP that most significantly impact its economic performance, including but not limited to, operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Braemar OP General Partner LLC, its general partner. As such, we consolidate Braemar OP.
Noncontrolling Interest in Consolidated Entities—Prior to August 2026, a noncontrolling interest partner held a 25% ownership interest in a joint venture that owns a parcel of land and was consolidated by the Company. In July 2026, the Company exercised its put option to require the noncontrolling interest holder to repurchase the Company’s interest in the joint venture. As a result, in August 2026, the noncontrolling interest holder repurchased the Company’s interest in the joint venture for $6.3 million and, in conjunction with the repurchase, the Company derecognized $12.8 million of land, the $5.4 million term loan balance secured by the land and the related working capital. The derecognition resulted in a loss of $11,000 for the three and nine months ended September 30, 2026.
Comparability—Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The following transactions affect reporting comparability of our condensed consolidated financial statements:

Property	Location	Disposition Date
Marriott Seattle Waterfront	Seattle, Washington	August 7, 2025
The Clancy	San Francisco, California	November 6, 2025
Park Hyatt Beaver Creek Resort & Spa	Avon, Colorado	May 26, 2026
The Ritz-Carlton Sarasota	Sarasota, Florida	July 14, 2026
Bardessono Hotel and Spa	Yountville, California	July 14, 2026
Hotel Yountville	Yountville, California	July 14, 2026
Pier House Resort & Spa	Key West, Florida	August 12, 2026
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
3. Revenue
The following tables present our revenue disaggregated by each of our comparable hotel properties and revenue from sold hotel properties (dollars in thousands):

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Three Months Ended September 30, 2026
Property	Location	Rooms	Food and Beverage	Other Hotel	Total
The Ritz-Carlton Lake Tahoe	California	$7,584	$6,123	$2,251	$15,958
Cameo Beverly Hills	California	3,327	381	267	3,975
The Ritz-Carlton Reserve Dorado Beach	Puerto Rico	9,342	4,037	2,387	15,766
The Four Seasons Resort Scottsdale	Arizona	4,273	3,613	1,455	9,341
Sofitel Chicago Magnificent Mile	Illinois	10,551	2,420	595	13,566
The Notary Hotel	Pennsylvania	8,099	1,747	1,094	10,940
Capital Hilton	Washington, D.C.	9,387	2,812	1,110	13,309
The Ritz-Carlton St. Thomas	USVI	5,959	3,504	1,801	11,264
Sold hotel properties	N/A	4,625	1,346	1,488	7,459
Total		$63,147	$25,983	$12,448	$101,578

		Three Months Ended September 30, 2025
Property	Location	Rooms	Food and Beverage	Other Hotel	Total
The Ritz-Carlton Lake Tahoe	California	$7,034	$6,622	$2,022	$15,678
Cameo Beverly Hills	California	1,872	272	221	2,365
The Ritz-Carlton Reserve Dorado Beach	Puerto Rico	8,184	3,887	2,154	14,225
The Four Seasons Resort Scottsdale	Arizona	4,336	3,547	1,514	9,397
Sofitel Chicago Magnificent Mile	Illinois	8,940	1,896	750	11,586
The Notary Hotel	Pennsylvania	6,050	1,309	750	8,109
Capital Hilton	Washington, D.C.	8,631	4,456	974	14,061
The Ritz-Carlton St. Thomas	USVI	6,117	2,266	1,857	10,240
Sold hotel properties	N/A	34,537	12,382	10,976	57,895
Total		$85,701	$36,637	$21,218	$143,556

		Nine Months Ended September 30, 2026
Property	Location	Rooms	Food and Beverage	Other Hotel	Total
The Ritz-Carlton Lake Tahoe	California	$22,248	$13,924	$6,192	$42,364
Cameo Beverly Hills	California	8,914	1,355	654	10,923
The Ritz-Carlton Reserve Dorado Beach	Puerto Rico	46,729	16,974	9,807	73,510
The Four Seasons Resort Scottsdale	Arizona	29,954	18,451	7,281	55,686
Sofitel Chicago Magnificent Mile	Illinois	23,190	5,569	1,549	30,308
The Notary Hotel	Pennsylvania	23,497	5,379	2,705	31,581
Capital Hilton	Washington, D.C.	31,910	13,134	3,366	48,410
The Ritz-Carlton St. Thomas	USVI	36,916	15,605	7,429	59,950
Sold hotel properties	N/A	70,773	33,256	24,826	128,855
Total		$294,131	$123,647	$63,809	$481,587

		Nine Months Ended September 30, 2025
Property	Location	Rooms	Food and Beverage	Other Hotel	Total
The Ritz-Carlton Lake Tahoe	California	$22,276	$16,591	$5,777	$44,644
Cameo Beverly Hills	California	6,661	1,054	1,081	8,796
The Ritz-Carlton Reserve Dorado Beach	Puerto Rico	40,246	14,132	8,337	62,715
The Four Seasons Resort Scottsdale	Arizona	28,382	19,615	6,566	54,563
Sofitel Chicago Magnificent Mile	Illinois	20,587	5,124	1,815	27,526
The Notary Hotel	Pennsylvania	20,085	4,678	1,984	26,747
Capital Hilton	Washington, D.C.	32,255	14,206	3,353	49,814
The Ritz-Carlton St. Thomas	USVI	32,632	12,077	7,395	52,104
Sold hotel properties	N/A	128,493	46,519	36,532	211,544
Total		$331,617	$133,996	$72,840	$538,453

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$221,833	$576,362
Buildings and improvements	661,056	1,116,816
Furniture, fixtures and equipment	113,071	179,984
Construction in progress	6,906	16,420
Residences	12,746	12,746
Total cost	1,015,612	1,902,328
Accumulated depreciation	(263,144)	(344,061)
Investments in hotel properties, net	$752,468	$1,558,267
5. Hotel Dispositions, Impairments and Held for Sale
On August 7, 2025, the Company sold the Marriott Seattle Waterfront for $145.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $88.4 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.1 million for the year ended December 31, 2025.
On November 6, 2025, the Company sold The Clancy for $115.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $64.7 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $41.7 million for the year ended December 31, 2025.
On May 26, 2026, the Company sold the Park Hyatt Beaver Creek Resort & Spa for $176.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid the $70.5 million mortgage loan that was secured by the hotel property. The sale resulted in a gain of approximately $16.9 million for the nine months ended September 30, 2026.
On July 14, 2026, the Company sold The Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $232.8 million on the mortgage loan that was partially secured by the hotel properties. The sale resulted in a gain of approximately $151.7 million for the three and nine months ended September 30, 2026.
On August 12, 2026, the Company sold the Pier House Resort & Spa for $190.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $93.7 million on the mortgage loan that was partially secured by the hotel property. The sale resulted in a gain of approximately $108.7 million for the three and nine months ended September 30, 2026.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. The following table includes the condensed consolidated financial information from the disposed hotel properties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total hotel revenue	$7,459	$57,895	$128,855	$211,544
Total hotel operating expenses	(6,266)	(40,897)	(78,678)	(137,102)
Property taxes, insurance and other	(646)	(2,800)	(6,572)	(12,040)
Depreciation and amortization	(624)	(8,033)	(11,889)	(25,221)
Gain (loss) on disposition of assets and hotel properties	259,927	40,970	277,325	40,970
Operating income (loss)	259,850	47,135	309,041	78,151
Interest income	1	125	86	386
Interest expense and amortization of loan costs	(1,950)	(9,795)	(15,914)	(31,121)
Write-off of loan costs and exit fees	(15)	—	(15)	(263)
Gain (loss) on extinguishment of debt	—	(1,553)	—	(1,553)
Income (loss) before income taxes	257,886	35,912	293,198	45,600
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(16,170)	(2,481)	(18,706)	(3,762)
Income (loss) before income taxes attributable to the Company	$241,716	$33,431	$274,492	$41,838

Impairment Charges
During the three and nine months ended September 30, 2026 and 2025, no impairment charges were recorded.
Assets Held For Sale
On September 23, 2026, the Company entered into a definitive agreement to sell The Four Seasons Resort Scottsdale for a purchase price of $372 million in cash, subject to customary pro-rations and adjustments.
As of September 30, 2026, the hotel was classified as held for sale. Depreciation and amortization ceased as of the date the asset was deemed held for sale. Since the sale of the hotel did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, the results of operations were not reported as discontinued operations in the consolidated financial statements. The sale of the hotel property closed on October 28, 2026. See note 17.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheet at September 30, 2026 were as follows:

September 30, 2026
Assets
Investments in hotel properties, gross	$282,469
Accumulated depreciation	(40,548)
Investments in hotel properties, net	241,921
Cash and cash equivalents	20,617
Restricted cash	9,027
Accounts receivable, net	2,609
Inventories	797
Prepaid expenses	263
Other assets	76
Assets held for sale	$275,310

Liabilities
Indebtedness, net	$178,608
Accounts payable and accrued expenses	31,658
Due to third-party hotel managers, net	217
Liabilities associated with assets held for sale	$210,483
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (10)	Interest Rate	September 30, 2026	December 31, 2025
Convertible Senior Notes (2)	Equity	June 2026	June 2026	4.50%	$—	$86,250
Mortgage loan (3)	The Ritz-Carlton Lake Tahoe	October 2026	January 2027	SOFR (1) + 3.25%	43,413	43,413
Mortgage loan (4)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
Mortgage loan (5)	Park Hyatt Beaver Creek Resort & Spa	February 2027	February 2027	SOFR (1) + 2.86%	—	70,500
Term Loan (6)	Land	March 2027	March 2027	WSJ Prime Rate (1)	—	5,360
Mortgage loan (7)	The Notary Hotel	March 2027	March 2030	SOFR (1) + 2.83%	209,902	209,902
	Sofitel Chicago Magnificent Mile
	The Ritz-Carlton Reserve Dorado Beach
Mortgage loan (8)	The Ritz-Carlton St. Thomas	August 2027	August 2029	SOFR (1) + 4.91%	80,499	407,000
Mortgage loan (9)	The Four Seasons Resort Scottsdale	August 2028	August 2030	SOFR (1) + 3.00%	180,000	180,000
					624,414	1,113,025
Deferred loan costs, net					(2,849)	(9,291)
Premiums/(discounts), net					—	(284)
Indebtedness, net					$621,565	$1,103,450
Indebtedness, net related to assets held for sale (9)	The Four Seasons Resort Scottsdale	August 2028	August 2030	SOFR (1) + 3.00%	178,608	—
					$442,957	$1,103,450
__________________
(1)SOFR rates were 3.91% and 3.69% at September 30, 2026 and December 31, 2025, respectively. WSJ Prime Rate was 6.75% at December 31, 2025.
(2)On June 1, 2026, we repaid the Convertible Senior Notes.
(3)On June 25, 2026, we extended this mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date from July 2026 to October 2026, and adding one three-month extension option, subject to satisfaction of certain conditions. In October 2026, we amended this mortgage loan extending the maturity date from October 2026 to November 2026. On October 30, 2026, we refinanced this mortgage loan into a new $60.0 million mortgage loan with an additional $15.0 million available to be drawn subject to certain conditions. The new mortgage loan is interest only during the initial term and bears interest at a rate of SOFR + 2.65% with a floor of 5.30%, has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.
(4)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(5)On May 26, 2026, we repaid this mortgage loan in conjunction with sale of the Park Hyatt Beaver Creek Resort & Spa.
(6)On August 4, 2026, we derecognized this term loan in conjunction with the sale of our interest in a joint venture.
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(8)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option was exercised in August 2026. On July 14, 2026, this mortgage loan was paid down $232.8 million in conjunction with the sales of Bardessono Hotel & Spa, Hotel Yountville, and The Ritz-Carlton Sarasota. On August 12, 2026, the mortgage loan was paid down $93.7 million in conjunction with the sale of the Pier House Resort & Spa.
(9)This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%. As of September 30, 2026, this property is held for sale.
(10)The final maturity date assumes all available extension options will be exercised.
Convertible Senior Notes
For the three and nine months ended September 30, 2026, the Company recorded coupon interest expense of $0 and $1.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively.
For the three and nine months ended September 30, 2026, the Company recorded discount amortization of $0 and $284,000, respectively, related to the initial purchase discount. For the three and nine months ended September 30, 2025, the Company recorded discount amortization of $165,000 and $489,000, respectively, related to the initial purchase discount, with the remaining discount balance amortized through June 2026. The convertible senior notes were repaid in full on June 1, 2026.
Covenants
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2026, we were in compliance with all covenants.
Interest Rate Derivatives—We use interest rate caps to hedge our debt and our cash flows, which are recorded at fair value. Payments from counterparties on in-the-money interest rate caps are recognized as realized gains on our condensed consolidated statements of operations. See note 8.
As of September 30, 2026, we held the following interest rate caps, which limit our exposure to increases in SOFR on the related variable-rate mortgage loans (dollars in thousands):

Hedged mortgage loan	Notional Amount	Strike rate (SOFR)	Maturity
Capital Hilton	$110,600	4.0%	January 1, 2027
The Notary Hotel	363,000	6.5%	March 15, 2027
Sofitel Chicago Magnificent Mile
The Ritz-Carlton Reserve Dorado Beach
The Ritz-Carlton St. Thomas	174,170	8.0%	August 15, 2027
The Four Seasons Resort Scottsdale	180,000	4.5%	August 15, 2027
	$827,770
SOFR was 3.91% at September 30, 2026. Accordingly, none of our interest rate caps were in-the-money as of that date.

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
As of September 30, 2026, the Company has advanced approximately $8.1 million that has been used to purchase 3.5 million shares of Braemar common stock.
The note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	September 30, 2026	December 31, 2025
Note receivable	SOFR + 3.00%	$9,359	$8,896
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2026	2025	2026	2025
Interest income	$162	$157	$463	$464
We review receivables for expected credit losses each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record an allowance for expected credit losses (or reversals) in each reporting period. Our assessment of expected credit losses is based on considerable management judgment and assumptions. No allowance for credit losses or related expenses were recorded for the three and nine months ended September 30, 2026 and 2025.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2026, the SOFR interest rate forward curve (Level 2 inputs) was used to project variable interest rates over the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$379	$—	$379	(1)
Total	$—	$379	$—	$379

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$56	$—	$56	(1)
Total	$—	$56	$—	$56
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Assets
Derivative assets:
Interest rate derivatives - caps	$54		$(118)		$337		$(301)
Total derivative assets	$54		$(118)		$337		$(301)

Non-derivative assets:
Investment in securities	$—		$—		$—		$(1,250)
Total	$54		$(118)		$337		$(1,551)

Total combined
Interest rate derivatives - caps	$54		$(299)		$326		$(850)
Unrealized gain (loss) on derivatives	$54	(1)	$(299)	(1)	$326	(1)	$(850)	(1)
Realized gain (loss) on interest rate caps	—	(1) (2)	181	(1) (2)	11	(1) (2)	549	(1) (2)
Realized gain (loss) on investment in securities	—		—		—		(1,250)	(3)
Net	$54		$(118)		$337		$(1,551)
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$379	$379	$56	$56
Financial assets not measured at fair value (1):
Cash and cash equivalents	$99,479	$99,479	$124,354	$124,354
Restricted cash	48,598	48,598	42,479	42,479
Accounts receivable, net	26,729	26,729	32,843	32,843
Note receivable	9,359	9,359	8,896	8,896
Due from third-party hotel managers	16,508	16,508	17,088	17,088
Financial liabilities not measured at fair value (1):
Indebtedness	$624,414	$624,414	$1,112,741	$1,113,025
Accounts payable and accrued expenses	139,607	139,607	142,123	142,123
Redeemable preferred stock redemptions payable	63,480	63,480	30,864	30,864
Dividends and distributions payable	3,780	3,780	7,672	7,672
Due to Ashford Inc., net	179,333	179,333	5,148	5,148
Due to related parties, net	—	—	257	257
Due to third-party hotel managers	625	625	1,467	1,467

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of September 30, 2026.
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
Indebtedness. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of the total indebtedness to be approximately 100.0% of the carrying value of $624.4 million as of September 30, 2026, and approximately 100.0% of the carrying value of $1.1 billion as of December 31, 2025. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(233,273)	$5,742	$(208,531)	$11,273
Less: dividends on preferred stock	(7,594)	(8,667)	(23,375)	(26,928)
Less: deemed dividends on preferred stock	—	(5,251)	(4,771)	(11,086)
Less: dividends on common stock	—	(3,410)	—	(10,174)
Less: dividends on unvested performance stock units	—	(20)	—	(58)
Undistributed net income (loss) allocated to common stockholders	(240,867)	(11,606)	(236,677)	(36,973)
Add back: dividends on common stock	—	3,410	—	10,174
Distributed and undistributed net income (loss) - basic and diluted	$(240,867)	$(8,196)	$(236,677)	$(26,799)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	68,679	68,219	68,598	67,419

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(3.51)	$(0.12)	$(3.45)	$(0.40)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$—	$20	$—	$58
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(16,104)	(607)	(15,805)	(2,358)
Dividends on preferred stock - Series B	1,058	1,058	3,174	3,174
Interest expense on Convertible Senior Notes	—	1,135	1,940	3,399
Dividends on preferred stock - Series E (inclusive of deemed dividends)	4,983	11,292	20,305	30,097
Dividends on preferred stock - Series M (inclusive of deemed dividends)	728	743	2,192	2,268
Total	$(9,335)	$13,641	$11,806	$36,638
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	—	63	—	77
Effect of assumed conversion of operating partnership units	4,592	5,092	4,675	6,057
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	—	16,889	9,636	16,581
Effect of assumed conversion of preferred stock - Series E	159,684	116,179	141,397	126,870
Effect of assumed conversion of preferred stock - Series M	20,400	12,633	17,525	13,417
Total	188,792	154,972	177,349	167,118

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
As of September 30, 2026, there were approximately 77,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2026	December 31, 2025
Redeemable noncontrolling interests in Braemar OP (in thousands)	$11,173	$19,005
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$14,526	$5,830
Ownership percentage of operating partnership	6.27%	6.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$16,104	$607	$15,805	$2,358
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$—	$271	$—	$886
The following table presents the common units redeemed/exchanged for common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Units redeemed/exchanged	—	—	460	1,922
Fair value of common units redeemed (1)	$—	$—	$1,391	$4,897
____________________________________
(1)    The redemption value is the greater of accumulated historical cost or fair value. The accumulated historical cost of the converted units for the nine months ended September 30, 2026 was $722,000. The accumulated historical cost of the converted units for the nine months ended September 30, 2025 was $9.3 million.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Units redeemed	—	—	—	36
Fair value of common units redeemed	$—	$—	$—	$94
As of September 30, 2026, there were approximately 4,516,000 issued and outstanding common units.
12. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock dividends declared	$—	$3,430	$—	$10,232
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of September 30, 2026, the Company has not repurchased any common stock pursuant to this program.
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series D Cumulative Preferred Stock	$825	$825	$2,475	$2,475
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series B Convertible Preferred Stock	$1,058	$1,058	$3,174	$3,174
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
Holders of the Series E Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of the Series E Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such monthly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series E Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series E Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
As of September 30, 2026, the Company determined that a portion of the outstanding Series E Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of September 30, 2026, the Company has received $61.2 million in investor-initiated Series E Preferred Stock redemption requests, representing approximately 2,448,062 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet. As of December 31, 2025, the Company had received $30.2 million in investor-initiated Series E Preferred Stock redemption requests, representing approximately 1,208,850 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series E Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	September 30, 2026	December 31, 2025
Series E Preferred Stock	$203,764	$265,695
Cumulative adjustments to Series E Preferred Stock (1)	$41,982	$37,210
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series E Preferred Stock	$4,983	$6,041	$15,534	$19,011
The redemption activities of Series E Preferred Stock are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series E Preferred Stock shares redeemed	193	720	1,492	2,301
Redemption amount, net of redemption fees	$4,832	$17,975	$37,304	$57,250
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
Holders of the Series M Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of Series M Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such monthly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series M Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series M Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
As of September 30, 2026, the Company determined that a portion of the outstanding Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of September 30, 2026, the Company has received $2.3 million in investor-initiated Series M Preferred Stock redemption requests, representing approximately 91,129 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet. As of December 31, 2025, the Company had received $642,000 in investor-initiated Series M Preferred Stock redemption requests, representing approximately 25,689 shares, that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period. The redemption value adjustment of Series M Preferred Stock classified as mezzanine equity is summarized below (in thousands):

	September 30, 2026	December 31, 2025
Series M Preferred Stock	$31,766	$34,217
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,794
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series M Preferred Stock	$728	$743	$2,192	$2,268
The redemption activities of Series M Preferred Stock are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series M Preferred Stock shares redeemed	6	18	38	77
Redemption amount, net of redemption fees	$136	$438	$942	$1,909

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty Bennett, also serves as chairman of the board of directors and is the chief executive officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. We pay a monthly base fee equal to 1/12 of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however, in no event would the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the fifth business day of each month.
The minimum base fee for Braemar for each month is equal to the greater of:
▪90% of the base fee paid for the same month in the prior year; and
▪1/12 of the G&A Ratio (as defined) multiplied by the total market capitalization of Braemar.
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, we pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock, PSUs and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory services fee
Base advisory fee	$4,030	$3,539	$11,587	$10,592
Reimbursable expenses (1)	3,468	3,825	10,595	10,403
Equity-based compensation (2)	—	75	—	(24)
Incentive fee	—	476	—	746
Total	$7,498	$7,915	$22,182	$21,717
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On August 26, 2025, Braemar entered into a Letter Agreement with Ashford Inc. to explore a potential sale of Braemar. Pursuant to the Letter Agreement, Braemar and Ashford Inc. agreed that the termination fee payable to Ashford Inc. under the advisory agreement was $574.8 million (exclusive of accrued fees). However, Braemar and Ashford Inc. agreed to the payment of a discounted aggregate amount of $480.0 million plus accrued fees (the “Company Sale Fee”). Ashford Inc. received a $17.0 million payment upon execution of the agreement. The $17.0 million payment would be credited against other amounts due to Ashford Inc. from Braemar if the sale of the Company did not occur before July 1, 2028. The payment was presented in “deposit paid to Ashford Inc.” on the condensed consolidated balance sheets as of December 31, 2025.
On December 22, 2025, Braemar entered into an amendment to the Letter Agreement. The Amendment was entered into in order to eliminate unintended ambiguity regarding the circumstances under which the termination fees become due and payable to Ashford Inc. and the timing of payment in order to more fully reflect the parties’ original intent under the Letter Agreement and ensure consistency across potential transaction structures in how the proceeds from a Company Sale Transaction (as defined in the Letter Agreement) are applied. Specifically, the Amendment revised the definition of “Company Sale Transaction” to clarify that it is a Company Change of Control (as defined in the advisory agreement). Pursuant to the Amendment, Braemar and Ashford Inc. further agreed that the Company Sale Fee (as defined in the Letter Agreement) would

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
be paid directly to Ashford Inc. from Net Sale Proceeds (as defined in the Amendment) of a Company Sale Transaction (as defined in the Amendment), after payment of any Master Agreement Termination Fee (as defined in the Amendment), but before any other payments, dividends or distributions are made. In the event that Braemar’s assets are sold in more than one Company Sale Transaction and the Net Sale Proceeds from a particular Company Sale Transaction were insufficient to pay the Company Sale Fee and accrued fees in full, the Amendment provided that the Net Sale Proceeds from subsequent sales or dispositions of assets would be applied towards the payment of the Company Sale Fee until the Company Sale Fee was paid in full.
The Amendment further provided that upon the complete satisfaction and discharge of the Company Sale Fee, and the Master Agreement Termination Fee (if applicable), each of the Company and Ashford Inc. could terminate the advisory agreement upon providing 60 days’ prior written notice to the other. The Amendment further provided that in the case of a sale or disposition of assets representing 50% or more of the Gross Asset Value (as defined in the advisory agreement and calculated as of January 1, 2025) of all of Braemar’s assets, the buyer must pay directly to Ashford Inc. the cash proceeds from such sale or disposition transaction necessary to satisfy the Master Agreement Termination Fee, and the related master agreements would terminate upon closing of such transaction. If proceeds were insufficient to pay the Master Agreement Termination Fee, proceeds from subsequent sales would be applied until the fee was paid in full. Additionally, upon the approval of a plan of liquidation by Braemar’s stockholders, the master agreements would terminate, subject to payment of the Master Agreement Termination Fee.
On July 14, 2026, the Company completed the sale of The Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville. Upon closing, the Company Sale Fee was triggered under the Advisory Agreement with Ashford Inc., and as a result, the Company incurred a related liability of $480.0 million during the third quarter of 2026. The $17.0 million payment previously paid by the Company to Ashford Inc. was credited against the Company Sale Fee. The Company subsequently paid $173.0 million to Ashford Inc. from proceeds from the sale to pay down a portion of the Company Sale Fee. The Company additionally completed the sale of the Pier House Resort & Spa on August 12, 2026, and paid $92.0 million to Ashford Inc. from proceeds from the sale to pay down a portion of the Company Sale Fee. The Company recorded a liability of $198.0 million in “due to Ashford Inc., net” as of September 30, 2026 for the remaining unpaid portion of the Company Sale Fee.
Allocation Agreement
On October 6, 2026, the Company, Ashford Hospitality Trust, Inc. and Ashford Inc. entered into a Cooperation and Settlement Agreement (the “Settlement Agreement”) with Al Shams Investments Limited (“Al Shams”), the Company’s largest stockholder, resolving claims Al Shams had asserted or threatened to assert. Under the settlement, the Company agreed to pay Al Shams $25.0 million in settlement of the disputed claims plus $15.0 million in expense reimbursement, payable in installments (collectively the “Settlement Payment”). Also on October 6, 2026, the Company and Ashford Inc. entered into an Allocation Agreement (the “Allocation Agreement”), under which the Company and Ashford Inc. each bear 50% of the Settlement Payment, net of applicable insurance proceeds, which are currently estimated to be between $29.5 million and $32.0 million. The Company’s net cost of the Settlement Payment after application of any applicable insurance proceeds and contributions made by Ashford Inc. under the Allocation Agreement is currently estimated to be between $4.0 million and $5.3 million. The Settlement Payment is payable in three installments: $20.0 million, which was paid on October 6, 2026, $10.0 million due in February 2027 and $10.0 million due in June 2027.
The Company accounted for the Settlement Agreement as a recognized subsequent event. As of September 30, 2026, the Company recognized a liability of $40.0 million in “accounts payable and accrued expenses” for the Settlement Payment. The Company also recognized an insurance recovery receivable of $16.0 million in “other assets,” representing its 50% share of the estimated insurance proceeds under the Allocation Agreement, and a receivable from Ashford Inc. of $20.0 million in “due to Ashford Inc., net,” representing Ashford Inc.’s 50% share of the Settlement Payment. The Company recognized a net charge of $4.0 million in “corporate general and administrative” in its condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Other Agreements under the Advisory Agreement
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “March 2025 Limited Waiver”). Pursuant to the March 2025 Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waived the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
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
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage which includes workers’ compensation, general liability and auto liability coverages. The hotel management companies procure workers’ compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreements and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc. which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services.
For both the three and nine months ended September 30, 2026, we incurred no fees from Lismore or its subsidiaries. For the three and nine months ended September 30, 2025, we incurred fees from Lismore or its subsidiaries of $0 and $1.7 million, respectively.
Ashford Securities
The Company, Ashford Trust, and Ashford Inc. were party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of September 30, 2026, Braemar has funded approximately $13.7 million.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2026	2025	2026	2025
Corporate general and administrative	$—	$—	$435	$—
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Hotel Management Services
As of September 30, 2026, Remington Hospitality managed two of our eight hotel properties.
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
The Company also previously had a loan funding agreement with Ashford Inc. and OpenKey. During the fourth quarter of 2025, we determined that the full amount of the note receivable was not collectible and the note receivable was impaired. As of September 30, 2026 and December 31, 2025, the carrying amount of the note receivable was $0 and $89,000, respectively included in “investment in unconsolidated entity” on our condensed consolidated balance sheets. During the nine months ended September 30, 2026, the Company received proceeds of approximately $58,000 related to the note receivable with OpenKey and wrote off the remaining $31,000 balance.
Consulting Agreement with Blackwells
Effective July 6, 2026, the Company entered into a consulting agreement with Blackwells Capital LLC and Jason Aintabi (collectively, “Blackwells”), pursuant to which Blackwells agreed to provide advisory and consulting services to the Company and its affiliates on an as-requested basis.
In exchange for these services, the Company agreed to pay Blackwells a monthly fee of $100,000 for up to twelve months, with total compensation capped at $1.0 million. Blackwells is engaged as an independent contractor, with no entitlement to employee benefits, expense reimbursement, or tax withholding by the Company. The consulting agreement has a one-year term but may be terminated by the Company at any time upon written notice, with fees prorated for any partial month. The Company paid Blackwells $300,000 during the three and nine months ended September 30, 2026 under the consulting agreement.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2026, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have two hotel properties that operate under franchise agreements. The Cameo Beverly Hills franchise agreement has a 25-year term that expires on December 31, 2050. Under the terms of the agreement, we paid monthly franchise fees of 3% of gross rooms revenue through April 30, 2026. We will pay monthly franchise fees of 4% of gross rooms revenue from May 1, 2026 through December 31, 2026 and 5% of gross rooms revenue for the remainder of the term. We also paid monthly program fees of 2% of gross rooms revenue through April 30, 2026. We paid monthly program fees of 3% of gross rooms revenue from May 1, 2026 through August 3, 2026 and will pay 4% of gross rooms revenue for the remainder of the term.
Under the franchise agreement for the Sofitel Chicago Magnificent Mile, we pay franchisor royalty fees of 4.4% of gross rooms revenue. Additionally, we pay a marketing fee of 1.5% of gross rooms revenue. This franchise agreement expires in 2041, with extension options.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2026	2025	2026	2025
Other hotel expenses	$600	$416	$1,312	$939

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2026, we pay a monthly hotel management fee equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, approximately 3.5% to 4.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from August 2031 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement was 11.7%. The case is now in the settlement administration phase. Settlement distributions began on July 22, 2026, and the Court has set a compliance hearing for November 18, 2026. As of September 30, 2026, the settlement liability amount was paid in full.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines was approximately $401,000. The Court granted a motion for preliminary approval of the settlement on October 27, 2025. A hearing on the motion for final approval occurred on April 20, 2026, and the Court entered a final judgment. As of September 30, 2026, the settlement liability amount was paid in full.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement was $2.5 million. Braemar’s portion of the settlement was approximately $679,000. As of September 30, 2026, the settlement liability was paid in full.
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. This matter was resolved for approximately $350,000 with no admission with respect to the factual allegations or alleged violations. As of September 30, 2026, the settlement liability was paid in full.
On June 12, 2026, the Company announced its intention to terminate the Advisory Agreement with Ashford Inc. and transition to a self-managed REIT. In connection with the asset sale transactions and the planned termination of the Advisory Agreement, certain stockholders publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement and indicated an intention to pursue legal remedies.
On August 25, 2026, Babak “Bob” Ghassemieh filed counterclaims against the Company, the Advisor, and certain of their directors and officers, asserting claims under federal and Maryland law with respect to the planned termination payment under the Advisory Agreement as well as relating to the Standstill Agreement between himself and the Company and his resignation as a director. On October 27, 2026, the Company and counterclaim-defendants filed a motion to dismiss the counterclaims. This case is in its early stages. There can be no assurance that additional litigation will not be commenced or, if commenced, that it will be resolved quickly or in the Company’s favor.
On October 6, 2026, the Company, Ashford Hospitality Trust, Inc. and Ashford Inc. entered into a Settlement Agreement with Al Shams, the Company’s largest stockholder, resolving claims Al Shams had asserted or threatened to assert. See note 14 for a discussion of the terms of the settlement.
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
16. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of September 30, 2026 and 2025, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rooms	$63,147	$85,701	$294,131	$331,617
Food and beverage	25,983	36,637	123,647	133,996
Other hotel revenue	12,448	21,218	63,809	72,840
Total hotel revenue	$101,578	$143,556	$481,587	$538,453
EXPENSES
Hotel expenses:
Rooms	$18,665	$24,728	$67,761	$80,232
Food and beverage	24,268	30,685	98,075	106,662
Direct expenses	4,840	7,236	22,837	24,903
Indirect expenses:
Property, general and administration	10,334	14,364	38,920	45,228
Sales and marketing	8,535	11,138	32,163	36,868
Information and telecommunications systems	1,487	1,969	5,323	5,928
Repairs and maintenance	5,776	7,802	19,810	23,627
Energy	5,127	6,148	17,229	17,899
Lease expense	125	634	1,242	1,756
Ownership expenses	89	995	1,565	3,149
Incentive management fee	(44)	(187)	7,727	5,263
Management fees	3,015	4,337	14,120	16,498
Property taxes	2,694	4,405	8,083	14,358
Other taxes	53	331	232	1,098
Insurance	1,918	3,409	8,389	10,888
Total expenses	86,882	117,994	343,476	394,357
Hotel adjusted EBITDA	$14,696	$25,562	$138,111	$144,096

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hotel adjusted EBITDA	$14,696	$25,562	$138,111	$144,096
Ownership expenses included in other hotel expenses	(2,087)	(1,667)	(4,342)	(3,966)
Ownership expenses included in property taxes, insurance and other	(12)	(66)	(132)	(224)
Management fees	(88)	(103)	(315)	(393)
Depreciation and amortization	(16,611)	(23,164)	(60,623)	(69,919)
Advisory services fee	(7,498)	(7,915)	(22,182)	(21,717)
Corporate general and administrative	(12,139)	(3,811)	(21,419)	(4,407)
Termination fee	(480,000)	—	(480,000)	—
Gain (loss) on disposition of assets and hotel properties	259,927	40,970	277,325	40,970
Equity in earnings (loss) of unconsolidated entities	—	—	(31)	—
Interest income	841	1,494	2,425	4,901
Other income (expense)	—	—	—	(1,250)
Interest expense and amortization of discounts and loan costs	(16,203)	(25,188)	(57,911)	(75,376)
Write-off of loan costs and exit fees	(20)	(366)	(1,509)	(1,833)
Gain (loss) on extinguishment of debt	—	(1,553)	—	(1,553)
Realized and unrealized gain (loss) on derivatives	54	(118)	337	(301)
Income tax (expense) benefit	9,756	648	5,858	(474)
Net income (loss)	$(249,384)	$4,723	$(224,408)	$8,554

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Subsequent Events
Sale of The Four Seasons Resort Scottsdale
On October 28, 2026, the Company completed the sale of The Four Seasons Resort Scottsdale for a purchase price of $372.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $180.0 million on the mortgage loan that was secured by the hotel property. The Company subsequently paid $193.6 million to Ashford Inc. which included $168.6 million to pay down a portion of the Company Sale Fee and $25.0 million in cumulative termination fees (the “Master Agreement Termination Fee”) related to the Amended & Restated Braemar Hotel Master Management Agreement with Remington Hospitality and the Braemar Master Project Management Agreement with Premier (collectively, the “Master Agreements”) which were triggered upon the sale of The Four Seasons Resort Scottsdale. As of the filing of this Form 10-Q, approximately $29.4 million of the Company Sale Fee remains payable to our Advisor.
Cooperation and Settlement Agreement
On June 12, 2026, the Company announced its intention to terminate the Advisory Agreement with Ashford Inc. and transition to a self-managed REIT. In connection with the asset sale transactions and the planned termination of the Advisory Agreement, certain stockholders publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement and indicated an intention to pursue legal remedies.
On October 6, 2026, the Company, Ashford Hospitality Trust, Inc. and Ashford Inc. entered into a Settlement Agreement with Al Shams, the Company’s largest stockholder, resolving claims Al Shams had asserted or threatened to assert. Under the settlement, the Company agreed to pay Al Shams $25.0 million in settlement of the disputed claims plus $15.0 million in expense reimbursement, payable in installments (collectively the “Settlement Payment”). Also on October 6, 2026, the Company and Ashford Inc. entered into an Allocation Agreement (the “Allocation Agreement”), under which the Company and Ashford Inc. each bear 50% of the Settlement Payment, net of applicable insurance proceeds, which are currently estimated to be between $29.5 million and $32.0 million. The Company’s net cost of the Settlement Payment after application of any applicable insurance proceeds and contributions made by Ashford Inc. under the Allocation Agreement is currently estimated to be between $4.0 million and $5.3 million. The Settlement Payment is payable in three installments: $20.0 million, which was paid on October 6, 2026, $10.0 million due in February 2027 and $10.0 million due in June 2027.
The Ritz-Carlton Lake Tahoe Mortgage Loan Refinancing
In October 2026, we amended our mortgage loan secured by The Ritz-Carlton Lake Tahoe extending the maturity date from October 2026 to November 2026. On October 30, 2026, we refinanced this mortgage loan into a new $60.0 million mortgage loan with an additional $15.0 million available to be drawn subject to certain conditions. The new mortgage loan is interest only during the initial term and bears interest at a rate of SOFR + 2.65% with a floor of 5.30%, has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.

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
•the ability to fully realize the expected benefits of our transition to a self-managed company or such benefits taking longer than anticipated;

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
Overview
Braemar is a REIT focused on the high-growth luxury hotel and resort sector. Our industry-leading portfolio features luxury properties across the United States and the U.S. territories in the Caribbean. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2026, we owned interests in eight hotel properties in four states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 2,268 total rooms. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC. See “Recent Developments” below.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of September 30, 2026, Remington Hospitality, a subsidiary of Ashford Inc., managed two of our eight hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman of our board of directors and chairman and chief executive officer of Ashford Inc. and his father, Mr. Archie Bennett, Jr. (together, the “Bennetts”), as of September 30, 2026, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,123 shares of Ashford Inc. common stock, which represented an approximate 55.0% ownership interest in Ashford Inc., and owned 18,777,914 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,832,240 shares of Ashford Inc. common stock, which if converted as of September 30, 2026, would have increased the Bennetts’ ownership interest in Ashford Inc. to 89.5%. The 18,777,914 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of September 30, 2026, those rights represented approximately 465,000 common shares.
As of September 30, 2026, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 2,472,806 shares of our common stock (including common units, LTIP and performance LTIP units), which represented an approximate 3.4% ownership in the Company.

Recent Developments
Our Planned Termination of the Advisory Agreement and Transition to Self-Management
On June 12, 2026, following the conclusion of a lengthy strategic review process and upon the recommendation of a Special Committee of the Company’s Board of Directors (the “Board”) comprised solely of independent directors (the “Special Committee”), the Board approved a plan for the Company to become a self-managed REIT. The plan includes terminating the Fifth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with Ashford Inc. and its affiliates (“Ashford”), directly hiring the Company’s management team (including Mr. Richard J. Stockton) and reconstituting the Board with seven new independent directors, including an independent Chairman. Mr. Stockton will continue to serve on the Board. The Special Committee and the Board considered a potential sale of the Company, as contemplated by the Letter Agreement with Ashford dated August 26, 2025, as amended December 22, 2025 (the “Letter Agreement”), but ultimately concluded that terminating the Advisory Agreement and transitioning to self-management, while remaining publicly listed, offered superior value to stockholders.
Benefits for Stockholders
•A focused business generating significant revenue: On a go-forward basis, the Company intends to maintain a portfolio of seven luxury properties across the U.S. and the Caribbean, which had a gross asset value of $1 billion and generated total annual revenue of $381.4 million as of the trailing twelve months ending June 30, 2026.
•Long-term cost savings: The Company intends to directly hire employees and has relocated to new office space, headquartered in Dallas. By directly employing its own management team, Braemar expects to reduce G&A costs by more than $25 million per year. Based on prevailing industry EBITDA multiples, ranging from 11-13x, these savings imply significant potential equity value accretion.
•Board and management fully aligned with stockholders’ best interests: The in-house management structure and a new Board are designed to improve stockholder alignment. The Company retained Ferguson Partners, an independent executive search firm, to identify seven new independent Board members.
•No disruption to management team: Certain members of the management team currently employed by Ashford will become employees of Braemar, and will work exclusively for the Company and have no ongoing relationship with Ashford or its affiliates.
The Special Committee and the entire Board have worked tirelessly to exhaust all available options to maximize stockholder value. While initially a sale of the Company was explored, the Special Committee ultimately concluded that superior value creation was available by terminating the Advisory Agreement, directly hiring management, and remaining publicly listed.
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
The new self-management structure was recommended by the Special Committee and approved by the independent members of the Board.
Board Refreshment and Corporate Governance Enhancements
The Company currently expects all existing directors other than Mr. Stockton to tender a resignation letter which will become effective simultaneously with the upcoming filing of the Company’s definitive proxy statement. Immediately thereafter, the Company currently expects that the seven new independent director nominees listed in the Company’s upcoming definitive proxy statement will be appointed to the Board.
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

Governance Reforms
The Company is also taking steps to implement best-practice corporate governance reforms to better align the Company with the best interests of all stockholders, including a thorough review and revision of the Company’s Bylaws, Corporate Governance Guidelines, Code of Ethics and Board Committee Charters.
Additionally, Braemar will terminate its contractual relationships with Premier Project Management LLC and Remington Lodging & Hospitality, LLC, both of which are subsidiaries of Ashford Inc. Certain immaterial, short-term contracts will be retained with Inspire, Pure and RED Hospitality to avoid disrupting existing hotel operations.
Company Sale Fee under the Advisory Agreement
On July 14, 2026, the Company completed the sale of the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $232.8 million on the mortgage loan that was partially secured by the hotel properties. Upon closing, the Company Sale Fee was triggered under the Advisory Agreement with Ashford Inc., and as a result, the Company incurred a related liability of $480.0 million during the third quarter of 2026.
On August 12, 2026, the Company sold the Pier House Resort & Spa for $190 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $93.7 million on the mortgage loan that was partially secured by the hotel property. During the three months ended September 30, 2026, we paid $265.0 million to our Advisor to pay down a portion of the Company Sale Fee using proceeds from the sales of these four properties.
On October 28, 2026, the Company completed the sale of The Four Seasons Resort Scottsdale for a purchase price of $372.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $180.0 million on the mortgage loan that was secured by the hotel property. The Company subsequently paid $193.6 million to Ashford Inc. which included $168.6 million to pay down a portion of the Company Sale Fee and $25.0 million to pay the Master Agreement Termination Fee related to the Master Agreements which was triggered upon the sale of The Four Seasons Resort Scottsdale. As of the filing of this Form 10-Q, approximately $29.4 million of the Company Sale Fee remains payable to our Advisor, which we expect to pay during November of 2026. Following the termination of the advisory agreement, we will no longer pay advisory fees to our Advisor and instead directly incur the costs of employing our management team.
Cooperation and Settlement Agreement
On June 12, 2026, the Company announced its intention to terminate the Advisory Agreement with Ashford Inc. and transition to a self-managed REIT. In connection with the asset sale transactions and the planned termination of the Advisory Agreement, certain stockholders publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement and indicated an intention to pursue legal remedies. On October 6, 2026, the Company, Ashford Hospitality Trust, Inc. and Ashford Inc. entered into a Cooperation and Settlement Agreement with Al Shams resolving these and other claims. See note 14 for a discussion of the Cooperation and Settlement Agreement and related Allocation Agreement.
Other Recent Developments
In July 2026, the Company exercised its put option to require the noncontrolling interest holder to repurchase the Company’s interest in a joint venture consolidated by the Company. As a result, in August 2026, the noncontrolling interest holder repurchased the Company’s interest in the joint venture for $6.3 million and, in conjunction with the repurchase, the Company derecognized $12.8 million of land, the $5.4 million term loan balance secured by the land and the related working capital. The derecognition resulted in a loss of $11,000 for the three and nine months ended September 30, 2026.
In October 2026, we amended our mortgage loan secured by The Ritz-Carlton Lake Tahoe extending the maturity date from October 2026 to November 2026. On October 30, 2026, we refinanced this mortgage loan into a new $60.0 million mortgage loan with an additional $15.0 million available to be drawn subject to certain conditions. The new mortgage loan is interest only during the initial term and bears interest at a rate of SOFR + 2.65% with a floor of 5.30%, has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenue
Rooms	$63,147	$85,701	$(22,554)	(26.3)%
Food and beverage	25,983	36,637	(10,654)	(29.1)
Other	12,448	21,218	(8,770)	(41.3)
Total revenue	101,578	143,556	(41,978)	(29.2)
Expenses
Hotel operating expenses:
Rooms	18,665	24,728	6,063	24.5
Food and beverage	24,268	30,685	6,417	20.9
Other expenses	38,356	51,766	13,410	25.9
Management fees	3,103	4,440	1,337	30.1
Total hotel operating expenses	84,392	111,619	27,227	24.4
Property taxes, insurance and other	4,677	8,211	3,534	43.0
Depreciation and amortization	16,611	23,164	6,553	28.3
Advisory services fee	7,498	7,915	417	5.3
Corporate general and administrative	12,139	3,811	(8,328)	(218.5)
Termination fee	480,000	—	(480,000)
Total expenses	605,317	154,720	(450,597)	(291.2)
Gain (loss) on disposition of assets and hotel properties	259,927	40,970	218,957	534.4
Operating income (loss)	(243,812)	29,806	(273,618)	(918.0)
Interest income	841	1,494	(653)	(43.7)
Interest expense and amortization of discounts and loan costs	(16,203)	(25,188)	8,985	35.7
Write-off of loan costs and exit fees	(20)	(366)	346	94.5
Gain (loss) on extinguishment of debt	—	(1,553)	1,553	100.0
Realized and unrealized gain (loss) on derivatives	54	(118)	172	145.8
Income (loss) before income taxes	(259,140)	4,075	(263,215)	(6,459.3)
Income tax (expense) benefit	9,756	648	9,108	1,405.6
Net income (loss)	(249,384)	4,723	(254,107)	(5,380.2)
(Income) loss attributable to noncontrolling interest in consolidated entities	7	412	(405)	(98.3)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	16,104	607	15,497	2,553.0
Net income (loss) attributable to the Company	$(233,273)	$5,742	$(239,015)	(4,162.6)%

All hotel properties owned for the three months ended September 30, 2026 and 2025 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Disposition Date
Marriott Seattle Waterfront	Seattle, Washington	August 7, 2025
The Clancy	San Francisco, California	November 6, 2025
Park Hyatt Beaver Creek Resort & Spa	Avon, Colorado	May 26, 2026
The Ritz-Carlton Sarasota	Sarasota, Florida	July 14, 2026
Bardessono Hotel and Spa	Yountville, California	July 14, 2026
Hotel Yountville	Yountville, California	July 14, 2026
Pier House Resort & Spa	Key West, Florida	August 12, 2026
The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Occupancy	68.49%	65.24%
ADR (average daily rate)	$415.49	$395.60
RevPAR (revenue per available room)	$284.57	$258.10
Rooms revenue (in thousands)	$63,147	$85,701
Total hotel revenue (in thousands)	$101,578	$143,556
________
The above information does not include the operations of voluntary rental programs with respect to condominium units and residential units not owned by the Company.
The following table illustrates the key performance indicators of the eight hotel properties that were owned for the full three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Occupancy	67.89%	64.45%
ADR (average daily rate)	$408.97	$376.00
RevPAR (revenue per available room)	$277.65	$242.33
Rooms revenue (in thousands)	$58,522	$51,164
Total hotel revenue (in thousands)	$94,119	$85,661
________
The above information does not include the operations of voluntary rental programs with respect to condominium units and residential units not owned by the Company.
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $239.0 million, from net income of $5.7 million for the three months ended September 30, 2025 (the “2025 quarter”) to a net loss of $233.3 million for the three months ended September 30, 2026 (the “2026 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $22.6 million, or 26.3%, to $63.1 million during the 2026 quarter compared to the 2025 quarter primarily due to the sales of the seven hotel properties stated above. During the 2026 quarter, our eight comparable hotel properties experienced a 344 basis point increase in occupancy and an 8.8% increase in room rates.

Fluctuations in rooms revenue between the 2026 quarter and the 2025 quarter are a result of the changes in occupancy and ADR between the 2026 quarter and the 2025 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$756	(39)	9.3%
The Notary Hotel	2,049	983	15.4%
Sofitel Chicago Magnificent Mile	1,611	190	15.3%
The Ritz-Carlton St. Thomas	(158)	115	(4.9)%
The Ritz-Carlton Lake Tahoe	550	(368)	14.0%
Cameo Beverly Hills	1,455	2,283	27.7%
The Ritz-Carlton Reserve Dorado Beach	1,158	4	14.1%
The Four Seasons Resort Scottsdale	(63)	(163)	2.5%
Total	$7,358	344	8.8%
Noncomparable
Pier House Resort & Spa	$(1,489)	1,924	4.0%
The Ritz-Carlton Sarasota	(4,670)	1,796	24.4%
Bardessono Hotel and Spa	(4,125)	488	(1.1)%
Hotel Yountville	(2,850)	(1,282)	(8.7)%
Park Hyatt Beaver Creek Resort & Spa	(2,915)	n/a	n/a
The Clancy	(8,881)	n/a	n/a
Marriott Seattle Waterfront	(4,982)	n/a	n/a
Food and Beverage Revenue. Food and beverage revenue decreased $10.7 million, or 29.1%, to $26.0 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to an aggregate decrease of $2.1 million at The Ritz-Carlton Lake Tahoe and Capital Hilton and a decrease of $11.0 million due to the sales of the seven hotel properties. These decreases were partially offset by an aggregate increase of $2.5 million at six comparable hotel properties.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, decreased $8.8 million, or 41.3%, to $12.4 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to a decrease of $9.5 million due to the sales of the seven hotel properties and an aggregate decrease of $271,000 at Sofitel Chicago Magnificent Mile, The Ritz-Carlton St. Thomas and The Four Seasons Resort Scottsdale, partially offset by an aggregate increase of $1.0 million at five comparable hotel properties.
Rooms Expense. Rooms expense decreased $6.1 million, or 24.5%, to $18.7 million in the 2026 quarter compared to the 2025 quarter. This decrease is primarily attributable to an aggregate decrease of $7.7 million due to the sale of the seven hotel properties and a decrease of $206,000 at The Ritz-Carlton Reserve Dorado Beach. These decreases were partially offset by an aggregate increase of $1.9 million at seven comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $6.4 million, or 20.9%, to $24.3 million during the 2026 quarter compared to the 2025 quarter. This decrease is attributable to a decrease of $9.2 million due to the sales of the seven hotel properties and an aggregate decrease of $723,000 at The Ritz-Carlton Lake Tahoe and Capital Hilton, partially offset by an aggregate increase of $3.5 million at six comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $13.4 million, or 25.9%, to $38.4 million in the 2026 quarter compared to the 2025 quarter. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $11.0 million in indirect expenses and incentive management fees and a decrease of $2.4 million in direct expenses in the 2026 quarter as compared to the 2025 quarter. Direct expenses were 4.8% of total hotel revenue in the 2026 quarter and 5.0% in the 2025 quarter.
The decrease in direct expenses is associated with lower direct expenses of $2.8 million due to the sales of seven hotel properties partially offset by higher direct expenses of $438,000 at our eight comparable hotel properties.
The decrease in indirect expenses comprises decreases in: (i) general and administrative costs of $4.9 million comprising an aggregate decrease of $5.7 million from the seven sold hotel properties, partially offset by an aggregate increase of $792,000 at our eight comparable hotel properties; (ii) marketing costs of $2.6 million comprising a decrease of $3.3 million from the seven sold hotel properties partially offset by an aggregate increase of $700,000 at our eight comparable hotel properties; (iii) repairs and maintenance of $2.1 million comprising a decrease of $2.1 million from the seven sold hotel properties partially offset by an aggregate increase of $77,000 at our eight comparable hotel properties; (iv) energy costs of $1.0 million comprising a decrease of $1.4 million from the seven sold hotel properties partially offset by an aggregate increase of $358,000 at our eight comparable hotel properties; and (v) lease expense of $580,000 comprising a decrease of $593,000 from the seven sold hotel properties partially offset by an aggregate increase of $13,000 at our eight comparable hotel properties. These decreases were partially offset by an increase in incentive management fees of $144,000 comprising an aggregate increase of $375,000 at our eight comparable hotel properties partially offset by a decrease of $231,000 from the seven sold hotel properties.
Management Fees. Base management fees decreased $1.3 million, or 30.1%, to $3.1 million in the 2026 quarter compared to the 2025 quarter. Base management fees decreased $46,000 at Capital Hilton, The Ritz-Carlton Lake Tahoe and The Four Seasons Resort Scottsdale and $1.6 million from the seven sold hotel properties. These decreases were partially offset by an aggregate increase of $295,000 at five comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $3.5 million, or 43.0%, to $4.7 million in the 2026 quarter compared to the 2025 quarter. The decrease is primarily attributable to a decrease of $2.2 million from the seven sold hotel properties and an aggregate decrease of $1.3 million at our eight comparable hotel properties, primarily at Sofitel Chicago Magnificent Mile.
Depreciation and Amortization. Depreciation and amortization decreased $6.6 million, or 28.3%, to $16.6 million in the 2026 quarter compared to the 2025 quarter. There was an aggregate decrease of $261,000 at Capital Hilton and The Notary Hotel and a decrease of $7.4 million from the seven sold hotel properties, partially offset by an aggregate increase of $1.1 million at six comparable hotel properties.
Advisory Services Fee. Advisory services fee decreased $417,000, or 5.3%, to $7.5 million in the 2026 quarter compared to the 2025 quarter due to decreases of $476,000 in the incentive fee, $357,000 in reimbursable expenses and $75,000 in equity-based compensation, partially offset by an increase of $491,000 in the base advisory fee.
In the 2026 quarter, we recorded an advisory services fee of $7.5 million, which included a base advisory fee of $4.0 million and reimbursable expenses of $3.5 million.
In the 2025 quarter, we recorded an advisory services fee of $7.9 million, which included a base advisory fee of $3.5 million, reimbursable expenses of $3.8 million, an incentive fee of $476,000 and equity-based compensation of $75,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $12.1 million in the 2026 quarter and consisted of $6.8 million in professional fees, $4.0 million in net settlement charges related to the Settlement Agreement with the Al Shams Parties, $1.2 million of public company costs and $141,000 of miscellaneous expenses.
Corporate general and administrative expense was $3.8 million in the 2025 quarter and consisted of $3.5 million in professional fees, $632,000 of public company costs and $93,000 of miscellaneous expenses. These expenses were partially offset by an expense reduction of $400,000 from an insurance recovery for prior legal expenses.
Termination Fee. Termination fee expense was $480.0 million in the 2026 quarter. On July 14, 2026, the Company completed the sale of The Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville. Upon closing, the Company Sale Fee of $480.0 million was triggered under the Advisory Agreement with Ashford Inc. See discussion in “Recent Developments” above.
Gain (Loss) on Disposition of Assets and Hotel Properties. In the 2026 quarter, we recorded a gain of approximately $259.9 million primarily related to the sales of four hotel properties. On July 14, 2026, the Company sold the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville, resulting in a gain of approximately $151.7 million. On August 12, 2026, the Company sold Pier House Resort & Spa, resulting in a gain of approximately $108.7 million. These gains were partially offset by a loss in the 2026 quarter of approximately $500,000 related to the settlement of pro-rations and adjustments from the sale of Park Hyatt Beaver Creek Resort & Spa in the second quarter of 2026. In the 2025 quarter, we recorded a gain of approximately $41.0 million related to the sale of Marriott Seattle Waterfront.
Interest Income. Interest income was $841,000 and $1.5 million in the 2026 quarter and 2025 quarter, respectively. The decrease in interest income in the 2026 quarter was primarily attributable to lower excess cash balances in the 2026 quarter compared to the 2025 quarter.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $9.0 million, or 35.7%, to $16.2 million in the 2026 quarter compared to the 2025 quarter. This decrease is primarily due to lower interest expense of $8.0 million and lower amortization costs of $1.0 million in the 2026 quarter as the Company paid down mortgage loans with proceeds from the sale of the seven hotel properties.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $20,000 in the 2026 quarter and $366,000 in the 2025 quarter.
Gain (loss) on Extinguishment of Debt. In the 2025 quarter, we recognized a loss of $1.6 million from the write-off of deferred loan costs resulting from the paydown on the mortgage loan partially secured by the Marriott Seattle Waterfront in conjunction with the sale of the property.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $54,000 for the 2026 quarter consisted primarily of an unrealized gain on interest rate caps.
Realized and unrealized loss on derivatives of $118,000 for the 2025 quarter consisted of an unrealized loss on interest rate caps of approximately $299,000, partially offset by a realized gain of $181,000 associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax benefit increased $9.1 million, from $648,000 in the 2025 quarter to $9.8 million in the 2026 quarter. The increase in income tax benefit in the 2026 quarter is due to a decrease in the taxable income of certain of our TRS, including the TRS impact of the Company Sale Fee.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated losses of $7,000 and $412,000 in the 2026 quarter and the 2025 quarter, respectively. At September 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a joint venture which was derecognized in August 2026 after the Company exercised its put option to require the noncontrolling interest holder to repurchase the Company’s interest in the joint venture.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $16.1 million and $607,000 in the 2026 quarter and the 2025 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 6.27% and 6.91% as of September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenue
Rooms	$294,131	$331,617	$(37,486)	(11.3)%
Food and beverage	123,647	133,996	(10,349)	(7.7)
Other	63,809	72,840	(9,031)	(12.4)
Total hotel revenue	481,587	538,453	(56,866)	(10.6)
Expenses
Hotel operating expenses:
Rooms	67,761	80,232	12,471	15.5
Food and beverage	98,075	106,662	8,587	8.1
Other expenses	151,158	168,587	17,429	10.3
Management fees	14,435	16,891	2,456	14.5
Total hotel operating expenses	331,429	372,372	40,943	11.0
Property taxes, insurance and other	16,836	26,568	9,732	36.6
Depreciation and amortization	60,623	69,919	9,296	13.3
Advisory services fee	22,182	21,717	(465)	(2.1)
Corporate general and administrative	21,419	4,407	(17,012)	(386.0)
Termination fee	480,000	—	(480,000)
Total expenses	932,489	494,983	(437,506)	(88.4)
Gain (loss) on disposition of assets and hotel properties	277,325	40,970	236,355	576.9
Operating income (loss)	(173,577)	84,440	(258,017)	(305.6)
Equity in earnings (loss) of unconsolidated entity	(31)	—	(31)
Interest income	2,425	4,901	(2,476)	(50.5)
Other income (expense)	—	(1,250)	1,250	100.0
Interest expense and amortization of discounts and loan costs	(57,911)	(75,376)	17,465	23.2
Write-off of loan costs and exit fees	(1,509)	(1,833)	324	17.7
Gain (loss) on extinguishment of debt	—	(1,553)	1,553	100.0
Realized and unrealized gain (loss) on derivatives	337	(301)	638	212.0
Income (loss) before income taxes	(230,266)	9,028	(239,294)	(2,650.6)
Income tax (expense) benefit	5,858	(474)	6,332	1,335.9
Net income (loss)	(224,408)	8,554	(232,962)	(2,723.4)
(Income) loss attributable to noncontrolling interest in consolidated entities	72	361	(289)	(80.1)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	15,805	2,358	13,447	570.3
Net income (loss) attributable to the Company	$(208,531)	$11,273	$(219,804)	(1,949.8)%

All hotel properties owned for the nine months ended September 30, 2026 and 2025 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Disposition Date
Marriott Seattle Waterfront	Seattle, Washington	August 7, 2025
The Clancy	San Francisco, California	November 6, 2025
Park Hyatt Beaver Creek Resort & Spa	Avon, Colorado	May 26, 2026
The Ritz-Carlton Sarasota	Sarasota, Florida	July 14, 2026
Bardessono Hotel and Spa	Yountville, California	July 14, 2026
Hotel Yountville	Yountville, California	July 14, 2026
Pier House Resort & Spa	Key West, Florida	August 12, 2026
The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Occupancy	67.89%	67.26%
ADR (average daily rate)	$564.90	$480.86
RevPAR (revenue per available room)	$383.51	$323.44
Rooms revenue (in thousands)	$294,131	$331,617
Total hotel revenue (in thousands)	$481,587	$538,453
________
The above information does not include the operations of voluntary rental programs with respect to condominium units and residential units not owned by the Company.
The following table illustrates the key performance indicators of the eight comparable hotel properties that were owned for the full nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Occupancy	67.19%	66.83%
ADR (average daily rate)	$531.14	$485.13
RevPAR (revenue per available room)	$356.85	$324.20
Rooms revenue (in thousands)	$223,358	$203,124
Total hotel revenue (in thousands)	$352,732	$326,909
________
The above information does not include the operations of voluntary rental programs with respect to condominium units and residential units not owned by the Company.
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $219.8 million from net income of $11.3 million for the nine months ended September 30, 2025 (the “2025 period”) to a net loss of $208.5 million for the nine months ended September 30, 2026 (the “2026 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $37.5 million, or 11.3%, to $294.1 million during the 2026 period compared to the 2025 period primarily due to the sales of the seven hotel properties stated above. During the 2026 period, our eight comparable hotel properties experienced a 9.5% increase in room rates and a 36 basis point increase in occupancy compared to the 2025 period.

Fluctuations in rooms revenue between the 2026 period and the 2025 period are a result of the changes in occupancy and ADR between the 2026 period and the 2025 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(345)	(52)	(0.4)%
The Notary Hotel	3,412	310	11.7%
Sofitel Chicago Magnificent Mile	2,603	72	11.5%
The Ritz-Carlton St. Thomas	4,284	336	7.3%
The Ritz-Carlton Lake Tahoe	(28)	(571)	10.9%
Cameo Beverly Hills	2,253	146	32.9%
The Ritz-Carlton Reserve Dorado Beach	6,483	305	10.8%
The Four Seasons Resort Scottsdale	1,572	(396)	13.3%
Total	$20,234	36	9.5%
Noncomparable
Pier House Resort & Spa	$(56)	1,121	5.9%
The Ritz-Carlton Sarasota	(1,441)	1,140	14.8%
Bardessono Hotel and Spa	(3,455)	(679)	9.2%
Hotel Yountville	(2,381)	(452)	5.2%
Park Hyatt Beaver Creek Resort & Spa	(4,409)	696	25.5%
The Clancy	(27,535)	n/a	n/a
Marriott Seattle Waterfront	(18,443)	n/a	n/a
Food and Beverage Revenue. Food and beverage revenue decreased $10.3 million, or 7.7%, to $123.6 million during the 2026 period compared to the 2025 period. This decrease is attributable to an aggregate decrease of $4.9 million at Capital Hilton, The Ritz-Carlton Lake Tahoe and The Four Seasons Resort Scottsdale and a decrease of $13.3 million due to the sales of the seven hotel properties. These decreases were partially offset by an aggregate increase of approximately $7.8 million at five comparable hotel properties.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condominium management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, decreased $9.0 million, or 12.4%, to $63.8 million during the 2026 period compared to the 2025 period. This decrease is attributable to an aggregate decrease of approximately $692,000 at Sofitel Chicago Magnificent Mile and Cameo Beverly Hills as well as a decrease of $11.7 million due to the sales of the seven hotel properties. These decreases were partially offset by higher other hotel revenue of $3.4 million at six comparable hotel properties.
Rooms Expense. Rooms expense decreased $12.5 million, or 15.5%, to $67.8 million in the 2026 period compared to the 2025 period. This decrease is attributable to a decrease in rooms expense of $175,000 at The Ritz-Carlton Lake Tahoe and a decrease of $16.5 million due to the sales of the seven hotel properties. These decreases were partially offset by an aggregate increase of $4.2 million at seven comparable hotel properties.
Food and Beverage Expense. Food and beverage expense decreased $8.6 million, or 8.1%, to $98.1 million during the 2026 period compared to the 2025 period. This decrease is attributable to lower aggregate food and beverage expense of approximately $1.5 million at Capital Hilton and The Ritz-Carlton Lake Tahoe and a decrease of $13.0 million due to the sales of seven hotel properties. These decreases were partially offset by an aggregate increase of approximately $6.0 million at six comparable hotel properties.
Other Operating Expenses. Other operating expenses decreased $17.4 million, or 10.3%, to $151.2 million in the 2026 period compared to the 2025 period. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $2.1 million in direct expenses and a decrease of $15.4 million in indirect expenses and incentive management fees in the 2026 period compared to the 2025 period. Direct expenses were 4.7% of total hotel revenue in the 2026 period and 4.6% in the 2025 period.
The decrease in direct expenses is associated with lower direct expenses of $3.0 million due to the sales of seven hotel properties partially offset by higher direct expenses of $936,000 at our eight comparable hotel properties.

The decrease in indirect expenses is comprised of decreases in: (i) general and administrative costs of $7.9 million comprising a decrease of $10.4 million from the seven sold hotel properties partially offset by an aggregate increase of $2.5 million at our eight comparable hotel properties; (ii) marketing costs of $4.7 million comprising a decrease of $6.1 million from the seven sold hotel properties partially offset by an aggregate increase of $1.4 million at our eight comparable hotel properties; (iii) repairs and maintenance of $4.0 million comprising a decrease of $4.2 million from the seven sold hotel properties partially offset by an aggregate increase of $162,000 at our eight comparable hotel properties; (iv) energy costs of $670,000 comprising a decrease of $2.1 million from the seven sold hotel properties partially offset by an aggregate increase of $1.5 million at our eight comparable hotel properties; and (v) lease expense of $585,000 comprising decreases of $576,000 from the seven sold hotel properties and $9,000 at our eight comparable hotel properties. These decreases were partially offset by an increase in incentive management fees of $2.5 million comprising an aggregate increase of $1.8 million at our eight comparable hotel properties and an increase of $627,000 from the seven sold hotel properties.
Management Fees. Base management fees decreased $2.5 million, or 14.5%, to $14.4 million in the 2026 period compared to the 2025 period. Management fees decreased $3.2 million due to the sales of the seven hotel properties as well as decreases of $220,000 at Capital Hilton and The Ritz-Carlton Lake Tahoe. These decreases were partially offset by an aggregate increase of $934,000 at six comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $9.7 million, or 36.6%, to $16.8 million in the 2026 period compared to the 2025 period. This decrease is primarily attributable to a decrease of $5.5 million from the sale of the seven hotel properties and an aggregate decrease of $4.2 million at our eight comparable hotel properties, primarily attributable to a favorable property tax assessment at the Sofitel Chicago Magnificent Mile.
Depreciation and Amortization. Depreciation and amortization decreased $9.3 million, or 13.3%, to $60.6 million for the 2026 period compared to the 2025 period. This decrease is due to lower depreciation of $13.3 million from the sales of the seven hotel properties and an aggregate decrease of $538,000 at Capital Hilton and The Notary Hotel. These decreases were partially offset by an aggregate increase of $4.6 million at six comparable hotel properties.
Advisory Services Fee. Advisory services fee increased $465,000, or 2.1%, to $22.2 million in the 2026 period compared to the 2025 period due to a higher base advisory fee of $995,000, higher reimbursable expenses of $192,000 and higher equity-based compensation of $24,000, partially offset by a lower incentive fee of $746,000.
In the 2026 period, we recorded an advisory services fee of $22.2 million, which included a base advisory fee of $11.6 million and reimbursable expenses of $10.6 million.
In the 2025 period, we recorded an advisory services fee of $21.7 million, which included a base advisory fee of $10.6 million, reimbursable expenses of $10.4 million, an incentive fee of $746,000 and a credit to expense of $24,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $21.4 million in the 2026 period and consisted of $12.9 million in professional fees, $4.0 million in net settlement charges related to the Settlement Agreement with the Al Shams Parties, $3.3 million of public company costs, $435,000 related to Ashford Securities and $824,000 in miscellaneous expenses.
Corporate general and administrative expense was $4.4 million in the 2025 period and consisted of $6.6 million in professional fees, $2.2 million of public company costs and $931,000 in miscellaneous expenses. These expenses were partially offset by an expense reduction of $5.4 million from an insurance recovery for prior legal expenses.
Termination Fee. Termination fee expense was $480.0 million in the 2026 period. On July 14, 2026, the Company completed the sale of The Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville. Upon closing, the Company Sale Fee of $480.0 million was triggered under the Advisory Agreement with Ashford Inc. See discussion in “Recent Developments” above.
Gain (loss) on Disposition of Assets and Hotel Properties. In the 2026 period, we recorded a gain of approximately $277.3 million primarily related to the sales of five hotel properties. On July 14, 2026, the Company sold The Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville, resulting in a gain of approximately $151.7 million. On August 12, 2026, the Company sold the Pier House Resort & Spa, resulting in a gain of approximately $108.7 million. On May 26, 2026, the Company sold the Park Hyatt Beaver Creek Resort & Spa resulting in a gain of approximately $16.9 million. In the 2025 period, we recorded a gain of approximately $41.0 million primarily related to the sale of Marriott Seattle Waterfront.
Equity in Earnings (Loss) of Unconsolidated Entity. There was a $31,000 loss in equity in earnings (loss) of unconsolidated entity in the 2026 period as a result of writing off the remaining OpenKey note receivable balance.

Other Income (Expense). Other expense was $1.3 million in the 2025 period due to a realized loss on the sale of a portion of CMBS.
Interest Income. Interest income was $2.4 million and $4.9 million in the 2026 period and the 2025 period, respectively. The decrease in interest income in the 2026 period was primarily attributable to lower excess cash balances compared to the 2025 period.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $17.5 million, or 23.2%, to $57.9 million for the 2026 period compared to the 2025 period. The decrease is primarily due to lower interest expense of $16.4 million and lower amortization costs of $1.0 million in the 2026 period as the Company paid down mortgage loans with proceeds from the sale of the seven hotel properties.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.5 million in the 2026 period and $1.8 million in the 2025 period. Write-off of loan costs and exit fees relate to various loan refinances and modifications.
Gain (loss) on Extinguishment of Debt. In the 2025 period, we recognized a loss of $1.6 million from the write-off of deferred loan costs resulting from the paydown on the mortgage loan partially secured by the Marriott Seattle Waterfront in conjunction with the sale of the property.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $337,000 for the 2026 period consisted of an unrealized gain on interest rate caps of $326,000 and a realized gain of $11,000 associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized loss on derivatives of $301,000 for the 2025 period consisted of an unrealized loss on interest rate caps of $850,000, partially offset by a realized gain of $549,000 associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $6.3 million, from expense of $474,000 in the 2025 period to a benefit of $5.9 million in the 2026 period. The change in income tax (expense) benefit in the 2026 period is due to a decrease in the taxable income of certain of our TRS, including the TRS impact of the Company Sale Fee.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partners in consolidated entities were allocated losses of $72,000 and $361,000 in the 2026 period and the 2025 period, respectively. As of September 30, 2025, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity and a 25% ownership interest in a joint venture which was derecognized in August 2026 after the Company exercised its put option to require the noncontrolling interest holder to repurchase the Company’s interest in the joint venture.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $15.8 million and $2.4 million in the 2026 period and the 2025 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.27% and 6.91% as of September 30, 2026 and 2025, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:
•advisory fees payable to Ashford LLC prior to and in connection with the termination of the advisory agreement and Master Agreements and, following our transition to self-management, the costs of employing our management team directly;
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

We are required to pay our Advisor on a monthly basis a base advisory fee, subject to a minimum base advisory fee, pursuant to the advisory agreement between us and our Advisor. Additionally, under the terms of the Letter Agreement with our Advisor, as amended in December 2025, we are required to remit property sale net proceeds, after taking into account our anticipated working capital requirements, to our Advisor to satisfy the Company Sale Fee and Master Agreement Termination Fee. During the three months ended September 30, 2026, we paid $265.0 million to our Advisor to pay down a portion of the Company Sale Fee.
On October 28, 2026, the Company completed the sale of The Four Seasons Resort Scottsdale for a purchase price of $372.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $180.0 million on the mortgage loan that was secured by the hotel property. The Company subsequently paid $193.6 million to Ashford Inc. which included $168.6 million to pay down a portion of the Company Sale Fee and $25.0 million to pay the Master Agreement Termination Fee related to the Master Agreements which was triggered upon the sale of The Four Seasons Resort Scottsdale. As of the filing of this Form 10-Q, approximately $29.4 million of the Company Sale Fee remains payable to our Advisor, which we expect to pay during November of 2026. Following the termination of the advisory agreement, we will no longer pay advisory fees to our Advisor and instead directly incur the costs of employing our management team.
On October 6, 2026, the Company, Ashford Hospitality Trust, Inc. and Ashford Inc. entered into a Settlement Agreement with Al Shams resolving these and other claims. Under the Settlement Agreement, the Company agreed to pay Al Shams $25.0 million in settlement of the disputed claims plus $15.0 million in expense reimbursement, payable in installments (collectively the “Settlement Payment”). Also on October 6, 2026, the Company and Ashford Inc. entered into an Allocation Agreement (the “Allocation Agreement”), under which the Company and Ashford Inc. each bear 50% of the Settlement Payment, net of applicable insurance proceeds, which are currently estimated to be between $29.5 million and $32.0 million. The Company’s net cost of the Settlement Payment after application of any applicable insurance proceeds and contributions made by Ashford Inc. under the Allocation Agreement is currently estimated to be between $4.0 million and $5.3 million. The Settlement Payment is payable in three installments: $20.0 million, which was paid on October 6, 2026, $10.0 million due in February 2027 and $10.0 million due in June 2027.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on two mortgage loans, as discussed below. Our loans that are in cash traps may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of September 30, 2026, the mortgage loan secured by The Ritz-Carlton Lake Tahoe and the loan secured by the Capital Hilton were in cash traps. The amount of cash in the cash traps as of September 30, 2026 was $874,000.
As of September 30, 2026, the Company held cash and cash equivalents of $99.5 million (inclusive of amounts held for sale) and restricted cash of $48.6 million (inclusive of amounts held for sale), the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2026, $16.5 million (inclusive of amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. As of September 30, 2026, our net debt to gross assets was 33.3%.
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
As of September 30, 2026, the Company determined that a portion of the outstanding Series E Preferred Stock and Series M Preferred Stock met the criteria for mandatory redemption based on certain holders initiating redemption requests that exceeded the limitations set forth in the Articles Supplementary. As of September 30, 2026, the Company has received $61.2 million in investor-initiated Series E Preferred Stock redemption requests and $2.3 million in investor-initiated Series M Preferred Stock redemption requests that have not been completed and are included in “redeemable preferred stock redemptions payable” in our condensed consolidated balance sheet.
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
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of November 3, 2026, the Company has not repurchased any common stock pursuant to the plan.

Debt Transactions
On May 26, 2026, the Company sold the Park Hyatt Beaver Creek Resort & Spa for $176 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid the $70.5 million mortgage loan that was secured by the hotel property.
On June 1, 2026, the Company repaid its $86.3 million Convertible Senior Notes in full.
On June 25, 2026, the Company extended its $43.4 million mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date from July 2026 to October 2026, and adding one three-month extension option, subject to satisfaction of certain conditions. In October 2026, we amended this mortgage loan extending the maturity date from October 2026 to November 2026. On October 30, 2026, we refinanced this mortgage loan into a new $60.0 million mortgage loan with an additional $15.0 million available to be drawn subject to certain conditions. The new mortgage loan is interest only during the initial term and bears interest at a rate of SOFR + 2.65% with a floor of 5.30%, has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.
On July 14, 2026, the Company completed the sale of the Ritz-Carlton Sarasota, the Bardessono Hotel and Spa and the Hotel Yountville for a purchase price of $437.5 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $232.8 million on the mortgage loan that was partially secured by the hotel properties.
On August 12, 2026, the Company sold the Pier House Resort & Spa for $190.0 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $93.7 million on the mortgage loan that was partially secured by the hotel property.
On October 28, 2026, the Company completed the sale of The Four Seasons Resort Scottsdale for a purchase price of $372 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid approximately $180.0 million on the mortgage loan that was secured by the hotel property.
Sources and Uses of Cash
We had approximately $99.5 million (inclusive of amounts held for sale) and $124.4 million of cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $215.3 million for the nine months ended September 30, 2026 and net cash flows provided by operating activities were $32.4 million for the nine months ended September 30, 2025. Operating cash flows in the nine months ended September 30, 2026 and 2025 include $265.0 million and $17.0 million, respectively, of payments to Ashford Inc. which were used to partially pay down the Company Sale Fee. Cash flows from operations were also impacted by changes in hotel operations and the disposition of hotel properties and by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2026, net cash flows provided by investing activities were $745.1 million. Cash inflows consisted of net proceeds from the sale of five hotel properties of $760.6 million, $5.9 million in net proceeds from the sale of the Company’s interest in a joint venture consolidated by the Company, $1.3 million from property insurance proceeds and $58,000 from the sale of OpenKey. These cash inflows were partially offset by cash outflows of $22.8 million from capital improvements made to various hotel properties. Our capital improvements consisted of approximately $15.4 million of return on investment capital projects and approximately $7.4 million of renewal and replacement capital projects.
For the nine months ended September 30, 2025, net cash flows provided by investing activities were $106.5 million. The cash inflows were attributable to $139.3 million from the sale of Marriott Seattle Waterfront, $23.8 million of proceeds from the sale of investment in securities and $3.5 million from property insurance proceeds. These cash inflows were partially offset by cash outflows of $54.6 million of capital improvements made to various hotel properties and the acquisition of land of $5.5 million. Our capital improvements consisted of approximately $38.5 million of return on investment capital projects and approximately $16.1 million of renewal and replacement capital projects.
Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive sets. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.

Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2026, net cash flows used in financing activities were $548.6 million. Cash outflows primarily consisted of $483.3 million of repayments of indebtedness, $1.6 million of payments of loan costs and exit fees, $38.2 million for cash redemptions of Series E and Series M Preferred Stock and $25.6 million of dividend and distribution payments.
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
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, gain/loss on insurance settlements, legal, advisory and settlement costs, advisory services incentive fee, gain/loss on extinguishment of debt, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey, non-cash items such as unrealized gain/ loss on derivatives and the termination fee from our planned termination of the advisory agreement.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(249,384)	$4,723	$(224,408)	$8,554
Interest expense and amortization of loan costs	16,203	25,188	57,911	75,376
Depreciation and amortization	16,611	23,164	60,623	69,919
Income tax expense (benefit)	(9,756)	(648)	(5,858)	474
Equity in (earnings) loss of unconsolidated entity	—	—	31	—
EBITDA	(226,326)	52,427	(111,701)	154,323
(Gain) loss on disposition of assets and hotel properties	(259,927)	(40,970)	(277,325)	(40,970)
EBITDAre	(486,253)	11,457	(389,026)	113,353
Amortization of favorable (unfavorable) contract assets (liabilities)	36	107	250	321
Transaction and conversion costs	3,900	1,608	7,719	2,774
Write-off of premiums, loan costs and exit fees	20	366	1,509	1,833
Realized and unrealized (gain) loss on derivatives	(54)	118	(337)	301
Stock/unit-based compensation	—	75	—	(20)
Legal, advisory and settlement costs	5,866	618	7,178	(3,864)
Advisory services incentive fee	—	476	—	746
(Gain) loss on extinguishment of debt	—	1,553	—	1,553
Other (income) expense	—	—	—	1,250
Severance	365	—	913	—
Termination fee	480,000	—	480,000	—
Adjusted EBITDAre	$3,880	$16,378	$108,206	$118,247

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes transaction and conversion costs, other income/expense, write-off of premiums, loan costs and exit fees, legal, advisory and settlement costs, stock/unit-based compensation, severance, gain/loss on insurance settlements, gain/loss on extinguishment of debt, and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives, the termination fee from our planned termination of the advisory agreement, net of related tax benefit, and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(249,384)	$4,723	$(224,408)	$8,554
(Income) loss attributable to noncontrolling interest in consolidated entities	7	412	72	361
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	16,104	607	15,805	2,358
Preferred dividends	(7,594)	(8,667)	(23,375)	(26,928)
Deemed dividends on preferred stock	—	(5,251)	(4,771)	(11,086)
Net income (loss) attributable to common stockholders	(240,867)	(8,176)	(236,677)	(26,741)
Depreciation and amortization on real estate (2)	16,611	22,498	60,623	67,864
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(16,104)	(607)	(15,805)	(2,358)
Equity in (earnings) loss of unconsolidated entity	—	—	31	—
(Gain) loss on disposition of assets and hotel properties (2)	(259,927)	(40,988)	(277,325)	(40,988)
FFO available to common stockholders and OP unitholders	(500,287)	(27,273)	(469,153)	(2,223)
Deemed dividends on preferred stock	—	5,251	4,771	11,086
Transaction and conversion costs	3,900	1,608	7,719	2,774
Write-off of premiums, loan costs and exit fees	20	366	1,509	1,833
Unrealized (gain) loss on derivatives	(53)	299	(326)	850
Stock/unit-based compensation	—	75	—	(20)
Legal, advisory and settlement costs (1)	5,866	618	7,178	(3,864)
Interest expense accretion on refundable membership club deposits	17	135	272	421
Amortization of loan costs (2)	1,678	2,690	6,528	7,438
Advisory services incentive fee	—	476	—	746
(Gain) loss on extinguishment of debt	—	1,553	—	1,553
Other (income) expense	—	—	—	1,250
Severance	365	—	913	—
Termination fee, net of related income tax benefit	469,825	—	469,825	—
Adjusted FFO available to common stockholders and OP unitholders	$(18,669)	$(14,202)	$29,236	$21,844
____________________
(1)Includes amounts related to expense reductions from an insurance recovery for prior legal expenses of $400,000 and $5.0 million, respectively, for the three and nine months ended September 30, 2025.
(2)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization on real estate	$—	$(666)	$—	$(2,055)
Amortization of loan costs	—	(36)	—	(107)
Gain (loss) on disposition of assets and hotel properties	—	(18)	—	(18)

The following table presents certain information related to our hotel properties as of September 30, 2026:

Hotel Property	Location	Total Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559
The Notary Hotel	Philadelphia, PA	499
Sofitel Chicago Magnificent Mile	Chicago, IL	415
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170
Cameo Beverly Hills (2)	Los Angeles, CA	139
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96
The Four Seasons Resort Scottsdale (4)	Scottsdale, AZ	210
Total		2,268
________
(1)     The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(2)    Includes 138 hotel rooms and one residence adjacent to the hotel.
(3)    The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.
(4)    The hotel property was held for sale as of September 30, 2026, and subsequently sold on October 28, 2026.
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
As of September 30, 2026, our total indebtedness of approximately $624.4 million included all variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt as of September 30, 2026, would be approximately $1.6 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed as of September 30, 2026, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to ensure that: (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Braemar’s portion of the settlement was 11.7%. The case is now in the settlement administration phase. Settlement distributions began on July 22, 2026, and the Court has set a compliance hearing for November 18, 2026. As of September 30, 2026, the settlement liability amount was paid in full.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims. On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines was approximately $401,000. The Court granted a motion for preliminary approval of the settlement on October 27, 2025. A hearing on the motion for final approval occurred on April 20, 2026, and the Court entered a final judgment. As of September 30, 2026, the settlement liability amount was paid in full.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington Hospitality managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The Court approved the settlement of all matters on January 16, 2026. The aggregate settlement was $2.5 million. Braemar’s portion of the settlement was approximately $679,000. As of September 30, 2026, the settlement liability was paid in full.
On February 6, 2024, we received a Request for Information Under Section 114 of the Clean Air Act dated January 11, 2024, from the Environmental Protection Agency (EPA), Region 2, relating to The Ritz-Carlton St. Thomas. We complied with the Request for Information and provided the requested information on March 12, 2024. Then, on April 16, 2025, we received a subsequent communication from the EPA alleging certain failures to comply with various record keeping and reporting requirements. The EPA also indicated that they had concerns regarding the operation of the hotel’s generators and the lack of certain certifications that should be held by hotel employees. We met with the EPA in May 2025 to discuss and respond to the allegations in the EPA’s April 16, 2025 communication. Since this meeting, we have been working with the hotel management team to ensure full compliance with all applicable regulatory requirements at the hotel, including ensuring all appropriate hotel employees have all applicable certifications, engaging third-party environmental consultants, working with outside counsel, preparing standard operating procedures for the hotel, and reviewing options relating to the operation of the hotel’s generators. This matter was resolved for approximately $350,000 with no admission with respect to the factual allegations or alleged violations. As of September 30, 2026, the settlement liability was paid in full.
On June 12, 2026, the Company announced its intention to terminate the Advisory Agreement with Ashford Inc. and transition to a self-managed REIT. In connection with the asset sale transactions and the planned termination of the Advisory Agreement, certain stockholders publicly expressed opposition to aspects of the asset sale transactions and the termination of the Advisory Agreement and indicated an intention to pursue legal remedies.

On August 25, 2026, Babak “Bob” Ghassemieh filed counterclaims against the Company, the Advisor, and certain of their directors and officers, asserting claims under federal and Maryland law with respect to the planned termination payment under the Advisory Agreement as well as relating to the Standstill Agreement between himself and the Company and his resignation as a director. On October 27, 2026, the Company and counterclaim-defendants filed a motion to dismiss the counterclaims. This case is in its early stages. There can be no assurance that additional litigation will not be commenced or, if commenced, that it will be resolved quickly or in the Company’s favor.
On October 6, 2026, the Company, Ashford Hospitality Trust, Inc. and Ashford Inc. entered into a Cooperation and Settlement Agreement with Al Shams, the Company’s largest stockholder, resolving claims Al Shams had asserted or threatened to assert. See note 14 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of the terms of the settlement.
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
We may not be able to fully realize the expected benefits of our transition to a self-managed company or the ability to realize such benefits may take longer than anticipated.
On June 12, 2026, we announced that we intended to terminate the Advisory Agreement with Ashford Inc. Following the termination of the Advisory Agreement, we will be a self-managed REIT. In addition, and as discussed, we intend to nominate eight directors, including seven new director candidates and Richard J. Stockton, for election at our upcoming annual meeting. We believe the transition to a self-management structure, with a new Board, will result in material benefits to our stockholders. However, while this development offers us meaningful room for change, it could introduce potential volatilities in our operations. Accordingly, should we fail to sustain our business under this new arrangement of self-management, or should our new Board fail to adequately adapt or respond to its obligations, our business operations or financial condition could be materially and adversely affected.
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

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 - July 31	—	$—	—	$50,000,000
August 1 - August 31	—	$—	—	$50,000,000
September 1 - September 30	—	$—	—	$50,000,000
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.6
Agreement of Purchase and Sale, dated as of June 4, 2026, by and among Ashford Yountville LP, Ashford Yountville II LP, Ashford Sarasota LP, Ashford TRS Sarasota Residence LLC, Ashford TRS Yountville LLC, Ashford TRS Yountville II LLC and Ashford TRS Sarasota LLC and BRDO Property, LLC, YNTV Property, LLC, 1776 Sarasota Associates, LLC and 1776 Sarasota Golf Associates, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 6, 2026) (File No. 001-35972).

10.7*+	Agreement of Purchase and Sale, dated July 2, 2026, by and among Last Mango Owner, LLC and Ashford Pier House LP and Ashford TRS Pier House LLC.
10.8*+	Agreement of Purchase and Sale, dated September 23, 2026, by and among Evergreen Acquisitions, LLC and BHR Scottsdale LP, BHR Scottsdale Storage LLC and BHR TRS Scottsdale LLC.
10.9
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________
* Filed herewith.
** Furnished herewith.
+ Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Certain identified information in the Agreement has also been excluded because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential, in accordance with Item 601(b)(10) of Regulation S-K.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRAEMAR HOTELS & RESORTS INC.

Date:	November 5, 2026	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 5, 2026	By:	/s/ JUSTIN R. COE
Justin R. Coe
Chief Accounting Officer and Principal Financial Officer